Form 10QSB
period 1996-06-30
AFSALA BANCORP INC
filed 1996-09-24
CIK 1016931

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB*

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended:  June 30, 1996

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number: 0-21113

                              AFSALA Bancorp, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                            14-1793890
 (State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                                161 Church Street
                            Amsterdam, New York 12010
                    (Address of Principal Executive Offices)

                                 (518) 842-5700
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No  [X]

Number of shares outstanding of each issuer's classes of common equity as of September 20, 1996: 0

      Transitional Small Business Disclosure Format (check one):

Yes [ ]     No  [X]


- -------------
*  THIS FORM 10-QSB IS BEING FILED PURSUANT TO RULE 15d-13.

                     PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                          AFSALA BANCORP, INC.

                              BALANCE SHEET
                               (Unaudited)

                                                        At June 30, 1996
ASSETS:

      Total Assets                                          $         --
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities                                           $         --
                                                             -----------

      Stockholders' Equity:

            Preferred Stock, $0.10 par value per share,
            Authorized - 500,000 shares;
            Issued and Outstanding - None                             --

            Common Stock, $0.10 par value per share,
            Authorized - 3,000,000 shares;
            Issued and Outstanding - None                             --

            Additional Paid-in Capital                      $         --
                                                             -----------

            Total Stockholders' Equity                      $         --
                                                             -----------

            Total Liabilities and Stockholders' Equity      $         --
                                                             ===========

                             AFSALA BANCORP, INC.

                              STATEMENT OF INCOME



        For the period beginning June 11, 1996 (date of incorporation)
                               to June 30, 1996
                                  (Unaudited)



Net Income                                                         $    --
                                                                    ======

                             AFSALA BANCORP, INC.

                            STATEMENT OF CASH FLOWS



        For the period beginning June 11, 1996 (date of incorporation)
                               to June 30, 1996
                                  (Unaudited)



Cash flows from operating, financing and investing activities     $         --
                                                                   ===========

            Net cash provided by operating,
              financing and investing activities                  $         --
                                                                   ===========

Cash and cash equivalents at beginning of period                  $         --
                                                                   -----------

Cash and cash equivalents at end of period                        $         --
                                                                   ===========

                             AFSALA BANCORP, INC.

                         NOTE TO FINANCIAL STATEMENTS



Note 1. Incorporation and Organization

      AFSALA Bancorp, Inc. ("Registrant") was incorporated on June 11, 1996 at the direction of Amsterdam Federal Savings and Loan Association, to be known as Amsterdam Federal Bank (the "Bank"), to acquire all of the capital stock that the Bank will issue upon completion of the conversion of the Bank from the mutual to stock form. The Registrant had conducted no operations during the period ended June 30, 1996

Note 2. Subsequent Events

      On August 9, 1996, the Securities and Exchange Commission deemed effective a Registration Statement on Form S-1 whereby the Registrant, a Delaware corporation, offered up to 1,265,000 (subject to adjustment) shares of its common stock, par value $0.10 per share (the "Common Stock"), in a Subscription Offering, and under certain circumstance described therein, a Public Offering (the "Offerings"). The Offerings were conducted in connection with the conversion of the Bank, from a federally chartered mutual savings and loan association to a federally chartered stock savings bank to be known as Amsterdam Federal Bank, and the issuance of all of the Bank's outstanding capital stock to the Registrant pursuant to the Bank's Plan of Conversion (the "Conversion").

      The Offerings ended on September 20, 1995 and the Registrant expects to consummate the Conversion in late September 1996 or early October 1996 upon receipt of appropriate regulatory approvals.


Item 2. Management's Discussion and Analysis

      As of June 30, 1996, the Registrant had not yet begun operations or had no assets or liabilities.

      On August 9, 1996, the Securities and Exchange Commission deemed effective a Registration Statement on Form S-1 whereby the Registrant, a Delaware corporation, offered up to 1,265,000 (subject to adjustment) shares of the Common Stock, in the Offerings. The Offerings were conducted in connection with the Conversion.

      The Offerings ended on September 20, 1995 and the Registrant expects to consummate the Conversion in late September 1996 or early October 1996 upon receipt of appropriate regulatory approvals.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Items 2-5.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

       No.    Exhibit                                               Page
       ---    -------                                              ------
       2      Plan of Conversion                                      *
       3.1    Articles of Incorporation of the Registrant             *
       3.2    Bylaws of the Registrant                                *

      (b)   Reports on Form 8-K

                  None
- -------------
* Such exhibits were previously filed with the Commission as exhibits to the Registrant's Registration Statement on Form S-1, File No. 333-06399, and hereby incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AFSALA BANCORP, INC.


Date: September 24, 1996        By:   /s/ John M. Lisicki
                                      -------------------
                                      John M. Lisicki
                                      President and Chief Executive Officer



Date: September 24, 1996              /s/ James J. Alescio
                                      --------------------
                                      James J. Alescio
                                      Treasurer and Chief Financial Officer