Form 10KSB40
period 1996-09-30
AFSALA BANCORP INC
filed 1996-12-30
CIK 1016931

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: September 30, 1996,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .

Commission File No. 0-21113

                             AFSALA Bancorp, Inc.
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

           Delaware                                            14-1793890
--------------------------------                           ------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


161 Church Street, Amsterdam, New York                                12010
----------------------------------------                            ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                (518) 842-5700
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:                None
                                                                           ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X] NO [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $9,553,554

      As of December 2, 1996, there were issued and outstanding 1,454,750 shares of the registrant's Common Stock.

      Registrant's voting stock is listed on the Nasdaq National Market under the symbol "AFED." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price of the registrant's Common Stock on December 2, 1996, was $15,248,652 ($12 per share based on 1,270,721 shares of Common Stock held by non-affiliates).

Transition Small Business Disclosure Format (check one)
YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I

Item 1.  Business
-----------------

General

      AFSALA Bancorp, Inc. (the "Company" or the "Registrant") is a Delaware corporation organized in June 1996 at the direction of Amsterdam Federal Bank (the "Bank") to acquire all of the capital stock that the Bank issued upon the Bank's conversion from the mutual to stock form of ownership (the "Conversion") on September 30, 1996. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank include the Company unless the context otherwise indicates.

      The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage, provided that the Bank retains a specified amount of its assets in housing-related investments. The Company does not employ any persons other than officers, but utilizes the support staff of the Bank from time to time.

      The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one- to four-family residences in its market areas. The Bank has recently increased its emphasis on originating home equity loans. The Bank also originates consumer loans, consisting of personal loans, home improvement loans, and passbook loans, and to a much lesser extent, the Bank originates commercial real estate loans and other commercial loans. Although the total loan portfolio still consists of a small amount of education loans, the Bank ceased making such loans in June 1994.

      The principal sources of funds for the Bank's lending activities are deposits, the repayment and maturity of loans and sale, maturity, and call of securities, and Federal Home Loan Bank ("FHLB") advances. The principal source of income is interest on loans and the principal expense is interest paid on deposits.

      The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1937. The Bank is a member of and owns capital stock in the FHLB of New York, which is one of the 12 regional banks in the FHLB System.

Market Area and Competition

      The Bank operates four offices and an operations center. The main office, the operations center, and one branch office are located in Amsterdam, New York, in Montgomery County. One branch office which was opened in October 1994, is in a Shop N Save Supermarket located in Gloversville, New York, in Fulton County, and one branch office, which was opened in May 1995, is in a Shop N Save Supermarket located in Oneonta, New York, in Otsego County. Based on the Bank's branch locations and deposit activity, the Bank has two market areas. Both market areas are defined by existing boundaries. One market area consists of the Cities of Amsterdam, Gloversville, Johnstown, and the Towns of Amsterdam, Johnstown, Florida, Mohawk, Broadalbin, Mayfield, and Perth. The other market area consists of the City of Oneonta and Town of Oneonta.

      Economic growth in the Bank's market areas remains dependent upon the local economy. The deposit and loan activity of the Bank is significantly affected by economic conditions in its market areas. The economies of the Bank's market areas have remained stagnant for several years. The largest employers in the Bank's market areas are smaller sized manufacturers. Trade, service, and government related industries are other employers. Because there are no major employers in these market areas, many residents commute to Schenectady County or the state capitol for employment. The Bank has been able to increase its market share in originating first mortgage loans on residential property within its primary market areas, even though total first mortgage loan originations in the Bank's market areas have been declining. The Bank has also increased its market share of deposits and consumer loans for at least the last five years.

      The Bank has been able to maintain its position in mortgage loan originations, market share, and deposit accounts throughout its market areas by virtue of its local presence, competitive pricing, and referrals from existing customers. The Bank is one of many financial institutions serving its market areas.

      The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks, and mortgage bankers, many of whom have far greater resources than the Bank.

Lending Activities

      General. The Bank's loan portfolio predominantly consists of mortgage loans secured by one- to four-family residences. The Bank has recently begun to emphasize home equity loans secured by first and second mortgage loans on one- to four-family residences. The Bank also originates consumer loans, consisting of personal loans, home improvement loans, and passbook loans. To a lesser extent, the Bank originates commercial real estate loans and other commercial loans. Although the loan portfolio still consists of a small amount of education loans, the Bank ceased making such loans in June 1994.

      At September 30, 1996, loans secured by first mortgages on one- to four-family residences totalled $44.0 million, or 61.44%, of the Bank's total loan portfolio. Prior to 1988, the Bank purchased loans, however, it is the current practice of the Bank not to purchase loans. Other than educational loans which were recently sold, the Bank does not sell loans, and the Bank is primarily a portfolio lender. For its mortgage loan portfolio, the Bank originates fixed rate and adjustable-rate mortgage loans. At September 30, 1996, adjustable-rate residential mortgage loans totalled approximately 34.86% of the Bank's residential mortgage loans.

      Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Bank's lending area. The Bank also advertises on an extensive basis in the local print media and periodically advertises on radio and television. Mortgage loans originated by the Bank in its portfolio generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

      Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.


                                                      September 30,
                                       -----------------------------------------
                                             1996                       1995
                                       -------------------    ------------------
                                         $            %            $           %
                                                 (Dollars in Thousands)

Type of Loans:
Real Estate Loans:
  Residential....................     $43,966      61.44%       $44,608      67.46%
  Commercial.....................       3,015       4.21          2,796       4.23
  Home equity ...................      14,666      20.50          9,771      14.78
                                       ------      -----         ------      -----
     Total real estate loans.....      61,647      86.15         57,175      86.47
                                       ------      -----         ------      -----
Consumer Loans:
  Personal secured(1)............       3,943       5.51          2,842       4.30
  Personal unsecured.............         432       0.60            407       0.62
  Education......................          91       0.13            307       0.46
  Home improvement...............       1,560       2.18          1,259       1.90
  Passbook.......................         779       1.09            834       1.26
                                       ------     ------         ------     ------
     Total consumer loans........       6,805       9.51          5,649       8.54
                                       ------     ------         ------     ------
Commercial Loans.................       3,104       4.34          3,301       4.99
                                       ------     ------         ------     ------
     Total loans.................      71,556     100.00%        66,125     100.00%
                                                  ======                    ======
Less:
  Allowance for loan losses......         879                       678
                                       ------                    ------
     Total loans receivable, net.     $70,677                   $65,447
                                       ======                    ======

----------------------------
(1) Includes loans secured by, among other things, automobiles, boats, and mobile homes.

      Loan Maturity Tables. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1996. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on contractual maturities.


                                                        At September 30, 1996
                                --------------------------------------------------------------------
                                 Residential    Commercial    Commercial     Consumer
                                Real Estate(1)  Real Estate     Loans         Loans           Total
                                --------------  -----------   ----------     --------         -----
                                                           (In thousands)

Non-performing ................   $   624         $    --      $    --       $   158         $   782
                                  =======         =======      =======       =======         =======
Amounts Due:
Within 1 year .................   $   368         $    --      $ 1,321       $ 1,814         $ 3,503
1 to 5 years ..................     5,160             141          668         2,329           8,298
More than 5 years .............    53,103           2,874        1,115         2,663          59,755
                                  -------         -------      -------       -------         -------
Total due after one year.......    58,263           3,015        1,783         4,992          68,053
                                  -------         -------      -------       -------         -------
Total amount due ..............   $58,631         $ 3,015      $ 3,104       $ 6,806          71,556
                                  =======         =======      =======       =======         =======

Less:
Allowance for loan loss ...............................................                          879
                                                                                             -------
  Loans receivable, net ...............................................                      $70,677
                                                                                             =======

--------------------------
(1)   Includes home equity loans.


      The following table sets forth the dollar amount of all loans contractually due after September 30, 1997, and shows the amount of such loans which have pre-determined interest rates and which have floating or adjustable interest rates.

                                       At September 30, 1996
                           ------------------------------------------
                           Fixed Rates    Adjustable Rates      Total
                           -----------    ----------------      -----
                                         (In Thousands)

Residential real estate(1)   $37,903          $20,360         $58,263
Commercial real estate..       2,706              309           3,015
Commercial loans........       1,783               --           1,783
Consumer loans..........       4,946               46           4,992
                              ------           ------          ------
  Total.................     $47,338          $20,715         $68,053
                              ======           ======          ======

--------------------------
(1)   Includes home equity loans.

      One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Non-owner- occupied residential mortgage loans are originated up to 75% of the lesser of the appraised value or selling price of the property on a fixed rate basis only. The Bank, on a very limited basis, also originates construction permanent loans on one- to four-family residences. The Bank retains all mortgage loans that it originates. Adjustable-rate mortgage loans, which can adjust annually or every three or five years over the life of the loan depending on the terms of the loan, can have maturities of up to 30 years. Fixed rate loans can have maturities of up to 15 or 20 years depending on the terms of the loan. The Bank also originates a fixed rate 8 year balloon loan with principal and interest payments calculated using a 30 year amortization.

      For all adjustable-rate mortgage loans, the Bank requires the borrower to qualify at the fully indexed rate after the first adjustment. The Bank's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% per year with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 4% to 6.5% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans typically reprice every year, although some adjust every three or five years, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Bank offers adjustable-rate loans with initial interest rates set below the fully indexed rate.

      The Bank offers adjustable-rate mortgage loans indexed to the one year U.S. Treasury bill rate. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to the Federal National Mortgage Corporation ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and most of the Bank's loans can be sold in the secondary market. However, it is the current policy of the Bank to remain a portfolio lender.

      Commercial Loans. The Bank originates a limited amount of commercial real estate and other commercial loans. Commercial real estate loans consist of loans made for the purpose of purchasing the commercial real estate used as collateral and includes loans secured by mixed residential and commercial use property, professional office buildings, and restaurants. Commercial loans, other than commercial real estate loans, consist of, among other things, commercial lines of credit, commercial vehicle loans, and working capital loans and are typically secured by residential or commercial property, receivables or inventory, or some other form of collateral. The Bank requires a personal guarantee from the principal of the commercial enterprise on all commercial loans. Loans secured by commercial property may be originated in amounts up to 75% of the appraised value for a maximum term of 15 years.

      Home Equity Loans. The Bank originates home equity loans secured by first and second mortgages on residential real estate. The loans are originated as fixed rate loans with terms of 3 to 15 years. The loans are generally subject to an 80% combined loan-to-value ratio, including any other outstanding mortgages or liens. However, the Bank may occasionally permit a higher loan-to-value ratio based on other factors, such as the strength and credit history of the applicant and the terms of the loan. The Bank has recently begun to emphasize these loans as a means of supplementing its mortgage loan origination volume.

      Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home equity, home improvement, mobile home, and savings account or passbook loans. The Bank originates secured and unsecured consumer loans, consisting of personal loans, home improvement loans, and passbook loans.

      Loan Underwriting Risks. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic interest rate adjustment permitted by the adjustable-rate mortgage loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. These risks have not had an adverse effect on the Bank.

      While commercial real estate and consumer or other loans provide benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and producing higher yields, such loans may entail significant additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans. In addition, home equity loans provide certain benefits compared to longer term, fixed rate, one- to four-family residential loans; home equity loans provide reduced interest rate risk due to their shorter terms and provide higher yields. However, these benefits may not compensate for the increased credit risk that results from not holding the first lien on the underlying collateral for home equity loans.

      Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate.

      In addition, due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk when compared with one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower and is usually turned over to a collection agency.

      Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains a Management Loan Committee and an Executive Loan Committee. A report of all mortgage loans originated is presented to the Board of Directors monthly. Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from an independent licensed fee appraiser of the real estate intended to be used as security for a proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, each title is reviewed by the attorney for the Bank to determine the necessity for title insurance. Historically, the Bank has not required title insurance except in those instances where the attorney has seen a need for title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan. The Bank is named as mortgagee/loss payee of this insurance.

      Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 60 days of the date of issuance. The Bank charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 60 day limit. At September 30, 1996, the Bank had $1.0 million of outstanding commitments on residential mortgage loans and $333,000 in undisbursed funds related to construction loans. Management believes that less than 5% of loan commitments expire. Furthermore, at September 30, 1996, the Bank had $224,000 in unused personal lines of credit and $106,000 in standby letters of credit.

      Loans to One Borrower. Regulations limit loans-to-one borrower or affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit as set by the Board of Directors is 10% of unimpaired capital and surplus.

      At September 30, 1996, the Bank's largest lending relationship was comprised of loans secured by commercial and residential properties aggregating approximately $624,000 located in the Bank's market areas. The second largest lending relationship consisted of a residential loan with a balance of approximately $528,000 at September 30, 1996, secured by real estate located in the Bank's market areas. The third largest lending relationship consisted of loans secured by publicly traded securities and residential properties aggregating approximately $484,000 at September 30, 1996 located in the Bank's market areas. At September 30, 1996, all of these loans were performing in accordance with their terms.

      Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest and, in the opinion of management, are not adequately secured to ensure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments, if any, are generally applied to reduce the outstanding principal balance.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are past due 90 days or more as to principal or interest payments, and foreclosed assets. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring.

                                                           At September 30,
                                                           ----------------
                                                            1996      1995
                                                           -------   ------
                                                         (Dollars in Thousands)

Non-accruing loans:
  Residential real estate(1) ........................... $   624  $   487
  Commercial real estate ...............................       0        0
  Consumer and commercial loans ........................      92       31
                                                          ------   ------
     Total ............................................. $   716  $   518
                                                          ------   ------

Accruing loans past due 90 days or more:
  Residential real estate(1) ........................... $     0  $
  Commercial real estate ...............................       0        0
  Consumer and commercial loans ........................      66       79
                                                          ------   ------
     Total ............................................. $    66  $    79
                                                          ======   ======

Total non-performing loans ............................. $   782  $   597
                                                          ======   ======

Foreclosed assets:

  Residential real estate(1) ...........................       0        0
  Commercial real estate ...............................       0        0
  Consumer and commercial ..............................       0        0
                                                          ------   ------
     Total .............................................       0        0
                                                          ======   ======

Total non-performing assets ............................ $   782  $   597
                                                          ======   ======
Allowance for loan losses .............................. $   879  $   678
                                                          ======   ======
Coverage of non-performing loans(2) ....................  112.40%  113.57%
                                                          ======   ======
Non-performing assets as a percentage of total assets...    0.51%    0.47%
                                                          ======   ======

-------------------------
(1)  Includes home equity loans.
(2) Calculated as the period end allowance for loan losses as a percentage of the period end non-performing loans.

      Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $33,000 and $17,000 for the years ended September 30, 1996 and 1995, respectively and $29,000 and $27,000 was collected and included in the Bank's interest income from non-accrual loans for the years ended September 30, 1996 and 1995.

      Other Loans of Concern. As of September 30, 1996, there was one loan not included in the table above where known information about possible credit problems of the borrower caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms. This loan has been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses. This loan had an outstanding balance of approximately $244,000 as of September 30, 1996. The proceeds from this loan were used to purchase a commercial enterprise, as well as purchase equipment for use in connection with such enterprise. In May 1995, the borrower filed for bankruptcy as a result of financial difficulties associated with another property owned by the borrower for which the Bank provided no financing. The borrower has made timely loan payments since the bankruptcy filing and at September 30, 1996, the loan was current.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1996, the Bank had classified $632,000 of loans as substandard, $334,000 of loans as doubtful, and none as loss.

      Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

      The Bank records loans as in-substance foreclosures if the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings have been instituted. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as legal and other servicing costs involved with in substance foreclosures and foreclosed real estate. The Bank had no foreclosed real estate or in substance foreclosed properties at September 30, 1996 and 1995.

      Allowances for Loan Losses. Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

      The Bank will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

      Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:



                                                             Year Ended September 30,
                                                             ------------------------
                                                                1996          1995
                                                             -----------   ----------
                                                               (Dollars in Thousands)

Total loans outstanding (end of period) ....................   $ 71,556     $ 66,125
                                                               ========     ========
Average total loans outstanding (period to date) ...........   $ 68,878     $ 63,000
                                                               ========     ========
Allowance for loan loss at beginning of period .............        678          625
Loan charge-offs:
  Residential real estate(1) ...............................        (11)          (5)
  Commercial real estate ...................................          0         (104)
  Consumer and commercial loans ............................        (18)          (3)
                                                               --------     --------
     Total charge-offs .....................................        (29)        (112)
                                                               --------     --------
Total recoveries ...........................................          0            0
                                                               --------     --------
Loan charge-offs, net of recoveries ........................        (29)        (112)
Provision charged to operations ............................        230          165
                                                               --------     --------
Allowance for loan losses at end of period .................   $    879     $    678
                                                               ========     ========
Ratio of net charge-offs during the period to average loans
  outstanding during the period ............................       0.04%        0.18%
                                                               ========     ========
Provision as a percentage of average loans .................       0.33%        0.26%
                                                               ========     ========
Allowance as a percentage of total loans (end of period)....       1.23%        1.03%
                                                               ========     ========

--------------------------
(1)   Includes home equity loans.

      Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Bank. In management's opinion, the allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting the allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from the allocation. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.



                                                    September 30,
                                           1996                         1995
                                  -------------------------    -------------------------
                                               Percent of                   Percent of
                                  Amount of  Loans in Each     Amount of   Loans in Each
                                  Loan Loss   Category to      Loan Loss    Category to
                                  Allowance   Total Loans      Allowance    Total Loans
                                  ---------   -------------    ---------   -------------
                                                   (Dollars in Thousands)

Allocation of allowance for loan
  losses(1):
Residential real estate(2).....       $201        81.94%       $124          82.24%
Commercial real estate.........         23         4.21          34           4.23
Consumer and commercial loans .        232        13.85         195          13.53
Unallocated....................        423         0.00         325           0.00
                                       ---       ------         ---         ------
     Total.....................       $879       100.00%       $678         100.00%
                                       ===       ======         ===         ======


-------------------------------
(1)   Percentages represent loans to gross loans in each category.
(2)   Includes home equity loans.


Investment Activities

      General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. See " Regulation of the Bank - Federal Home Loan Bank System." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At September 30, 1996, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

      The Bank's securities available for sale and investment securities held to maturity portfolios at September 30, 1996 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

      Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Association ("GNMA"), and FNMA.

      The Bank's mortgage-backed securities, other than collateralized mortgage obligations ("CMOs"), are classified as investment securities held to maturity at September 30, 1996 and were all issued by GNMA, FHLMC, or FNMA and represented participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

      The Bank also invests in CMOs, a type of mortgage-backed security, and as of September 30, 1996 maintains CMOs classified as securities available for sale. Substantially all of the Bank's CMOs were issued by GNMA, FHLMC, or FNMA. CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises, and special purpose entities established by financial institutions and other similar institutions. Some CMO instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMO instruments are entitle to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt servicing and administrative expenses. CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO and may be riskier than many regular CMO interests. At September 30, 1996, all of the Bank's CMOs consisted of regular interests and did not include any residual interests or interest-only or principal only securities. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years in the case of adjustable rate and 15 years in the case of fixed rate mortgage-backed securities.

      At September 30, 1996, the Bank held CMOs in its securities available for sale portfolio with a fair value of $3.4 million resulting in a net unrealized loss of approximately $64,000. The Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $12.2 million at September 30, 1996. The average yield on CMOs available for sale and mortgage-backed securities held to maturity at September 30, 1996 was 6.19% and 6.96%, respectively.

      Securities Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated. At September 30, 1996, the approximate fair value of the Bank's securities available for sale was $17.1 million resulting in a net unrealized loss of $28,000, net of taxes.

                                                              At September 30,
                                                             -----------------
                                                              1996      1995
                                                             -------   -------
                                                               (In Thousands)

Securities available for sale, at fair value:

  U.S. Government and agency securities ..................   $ 8,779   $ 2,004
  States and political subdivisions ......................     4,993       559
  Collateralized mortgage obligations ....................     3,360         0
                                                             -------   -------
     Total securities available for sale .................   $17,132   $ 2,563

Investment securities held to maturity, at amortized cost:
  U.S. Government and agency securities ..................   $22,787   $25,213
  States and political subdivisions ......................        --     6,077
  Mortgage-backed securities .............................    12,172    12,348
  Collateralized mortgage obligations ....................        --     3,049
  Other ..................................................        41        36
                                                             -------   -------
     Total investment securities held to maturity.........   $35,000   $46,723
                                                             =======   =======

      The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's securities portfolio at September 30, 1996 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.



                                                                      At September 30, 1996
                             -----------------------------------------------------------------------------------------------------
                                   Less than             1 to           Over 5 to           Over 10                Total
                                    1 year              5 years          10 years             years              Securities
                             ------------------  ------------------ -----------------  ----------------- -------------------------
                             Amortized  Average  Amortized  Average Amortized Average  Amortized Average Amortized Average   Fair
                                Cost     Yield     Cost      Yield    Cost     Yield     Cost     Yield    Cost     Yield    Value
                             ---------- -------  ---------  ------- --------- -------  --------- ------- --------- -------   -----

                                                           (Dollars in Thousands)

Securities available for
 sale:
  U.S. Government and
    agencies securities......    $5,254    6.13%  $ 3,009    5.93%   $  500    8.00%  $     --       --  % $ 8,763   6.17%  $ 8,779
  States and political
    subdivisions ............     1,777    4.37     3,210    4.10        --      --         --       --      4,987   4.20     4,993
  Collateralized mortgage
    obligations .............        --      --        --      --        --      --      3,424     6.19      3,424   6.19     3,360
     Total securities
      available for sale ....    $7,031    5.69%  $ 6,219    4.99%   $  500    8.00%   $ 3,424     6.19%   $17,174   5.60   $17,132
                                 ======    ====   =======     ====   ======    ====    =======     ====    =======    ====  =======

Investment securities held to
  maturity:
  U.S. Government and
    agencies securities......    $1,000    4.88%  $15,025     5.91%  $5,262    7.16%   $ 1,500     7.75%   $22,787    6.27% $22,515
  Mortgaged-backed
    securities ..............       357    9.06       497     5.93    1,363    7.76      9,955     6.83     12,172    6.96   12,207
  Other .....................        --      --        --       --       --      --         41       --         41      --       41
                                 ------    ----   -------     ----   ------    ----    -------     ----    -------    ----  -------
     Total investment
       securities held to
       maturity .............    $1,357    5.98%  $15,522     5.91   $6,625    7.28%   $11,496     6.93%   $35,000    6.51% $34,763
                                 ======    ====   =======     ====   ======    ====    =======     ====    =======    ====  =======


Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank also derives funds from the (1) amortization and prepayment of loans, (2) sales, maturities, and calls of securities, and (3) operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank may also borrow funds from the FHLB as a source of funds.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including savings accounts, NOW accounts, money market accounts, and time deposits or certificate of deposit accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

      The interest rates paid by the Bank on deposits are set weekly at the direction of the asset/liability management committee. The Bank determines the interest rate to offer the public on new and maturing accounts by reviewing the market interest rates offered by competitors, the Bank's need for funds, and the current cost of money. The Bank reviews, weekly, the interest rates being offered by other financial institutions within its market areas.

      Regular savings, money market, and NOW accounts constituted $55.4 million, or 43.8%, of the Bank's deposit portfolio at September 30, 1996. Non-interest bearing deposits constituted $7.2 million or 5.7% of the Bank's deposit portfolio at September 30, 1996. Time deposits constituted $63.8 million or 50.5% of the deposit portfolio of which $6.8 million or 5.4% of the deposit portfolio were time deposits with balances of $100,000 or more. As of September 30, 1996, the Bank had no brokered deposits.

      Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                   Amount of
        Maturity Period          Time Deposits
        ---------------         --------------
                                (In Thousands)

Within three months...........       $2,269
Three through six months......          679
Six through twelve months.....        1,624
Over twelve months............        2,197
                                      -----
     Total....................       $6,769
                                      =====


      Borrowings. The Bank may obtain advances from the FHLB of New York to supplement its supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York and a portion of the Bank's first mortgage loans. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, the Bank had $1.8 million in fixed rate long-term borrowings outstanding from the FHLB of New York. At September 30, 1996, the Bank had no other borrowings outstanding.

Subsidiary Activity

      The Company has one wholly owned subsidiary, the Bank, which is organized under the laws of the United States and conducts business as Amsterdam Federal Bank. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1996, the Bank had one wholly-owned subsidiary, AFS Service Corp., organized under the laws of New York. AFS Service Corp. was formed in October 1995 to act as an agent for the sale of Savings Bank Life Insurance. The Bank's investment in its subsidiary totalled $1,000 at September 30, 1996. As of September 30, 1996, AFS Service Corp. had not conducted any business.

Personnel

      The Company has no employees other than officers. At September 30, 1996, the Bank had 35 full-time and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

      Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of a domestic building and loan association pursuant to section 7701 of the Internal Revenue Service of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless the other associations each also qualify as a QTL or meet the definition of a domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

      Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors, and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a one-time special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the assessment for the Bank totalled approximately $702,000. The FDIC is expected to lower the range of premiums for deposit insurance to a level necessary to maintain the SAIF at its required reserve level. At September 30, 1996, a revised range of premiums had not been determined.

      Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's Fico Bond premium would have been approximately $82,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1996.

      Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction from capital for an interest rate risk ("IRR") component for purposes of calculating their risk-based capital requirement.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At September 30, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

      Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of investments under the QTL test is 65% of portfolio assets while the Code requires investments of 60% of portfolio assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association. There can be no assurance that the Bank will continue to meet the QTL requirements or the definition of a domestic building and loan association in future periods.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank was in compliance with these requirements.

Item  2.  Description of Property
---------------------------------

      (a) Properties.

      The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and three branch offices. The Bank has also leased space in the Amsterdam Riverfront Center. A majority of this space is used as an operations center and houses the loan servicing, accounting, bookkeeping, and proof departments, marketing and business development, and branch operations. The remaining space is expected to be used as a small branch office with an ATM.

      (b) Investment Policies.

      See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 1. Business - Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item  3.  Legal Proceedings
---------------------------

      The Company and the Bank, from time to time, are parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. No claims or lawsuits were pending or threatened at September 30, 1996 that would be considered material to the financial position of the Bank and the Company.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

      The Conversion occurred on September 30, 1996 and no common stock of the Company was publicly traded on or prior to that date. Accordingly, there is no common stock price information available for the past two fiscal years. The common stock of the Company has been traded on the Nasdaq National Market under the trading symbol of "AFED" since it commenced trading on October 1, 1996.

      The number of shareholders of record of common stock is approximately 589. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. On December 2, 1996, there were 1,454,750 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory capital requirements imposed by the OTS. The Company did not pay any dividends during the fiscal years ended September 30, 1995 and 1996.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company has only recently been formed and, accordingly, has no results of operations at this time. As a result, the following discussion principally reflects the operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, other income, such as loan-related fees and fees on deposit-related services, and the Bank's provision for loan losses.

        The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At September 30, 1996, the Bank's loans receivable, net, to assets ratio was 46.0%. At September 30, 1996, $62.6 million or 49.5% of total deposits were in non-time deposit accounts.

        On September 30, 1996, the Company completed its initial public offering, selling 1,454,750 shares of common stock at $10.00 per share to depositors and employees of the Bank. Net proceeds from the sale of stock, after deducting conversion expenses of approximately $942,000, were $13.6 million. The Company utilized approximately $6.8 million of the net proceeds to acquire all the capital stock of the Bank.

Asset/Liability Management

        The Bank's net interest income is sensitive to changes in interest rates, as the rates paid on its interest-bearing liabilities generally change faster than the rates earned on its interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

        To mitigate the impact of changing interest rates on its net interest income, the Bank manages its interest rate sensitivity and asset/liability products through its asset/liability management committee. The asset/liability management committee meets weekly to determine the rates of interest for loans and deposits and consists of the President and Chief Executive Officer, the Vice President and Chief Lending Officer, and the Treasurer and Chief Financial Officer. Rates on deposits are primarily based on the Bank's need for funds and on a review of rates offered by other financial institutions in the Bank's market areas. Interest rates on loans are primarily based on the interest rates offered by other financial institutions in the Bank's primary market areas as well as the Bank's cost of funds.

        In an effort to reduce interest rate risk and protect itself from the negative effects of rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including (i) originating, for its portfolio, a large base of adjustable-rate residential mortgage loans, which, at September 30, 1996, totaled 28.56% of total loans, of which 94.62% reprice annually, and (ii) maintaining substantial levels of interest bearing deposits, federal funds, and securities with one to five year terms to maturity.

        The Committee manages the interest rate sensitivity of the Bank through the determination and adjustment of asset/liability composition and pricing strategies. The Committee then monitors the impact of the interest rate risk and earnings consequences of such strategies for consistency with the Bank's liquidity needs, growth, and capital adequacy. The Bank's principal strategy is to reduce the interest rate sensitivity of its interest earning assets and to match, as closely as possible, the maturities of interest earning assets with interest bearing liabilities.

Net Portfolio Value

        In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The Bank, based on asset size and risk-based capital, has been informed by the OTS that it is exempt from this rule. Nevertheless, the following table presents the Bank's NPV at September 30, 1996, as calculated by the OTS, based on quarterly information voluntarily provided to the OTS by the Bank.

                                                                                                     NPV as % of PV
                                               Net Portfolio Value                                      of Assets
                                 --------------------------------------------------           ------------------------------
             Change                                                                              NPV
            in Rates             $Amount            $Change(1)           %Change(2)           Ratio(3)             Change(4)
            --------             -------            ----------           ----------           --------             ---------
                                     (Dollars in thousands)

             +400 bp                13,750              (4,661)            (25)%               9.08%               -254 bp
             +300 bp                15,170              (3,241)            (18)                9.89                -173 bp
             +200 bp                16,497              (1,914)            (10)               10.62                -100 bp
             +100 bp                17,605                (807)             (4)               11.21                 -41 bp
                0 bp                18,412                                                    11.62
             -100 bp                18,929                 517               3                11.86                  24 bp
             -200 bp                19,262                 850               5                12.00                  37 bp
             -300 bp                20,405               1,993              11                12.57                  94 bp
             -400 bp                21,923               3,511              19                13.32                 170 bp

------------------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV dividend by the estimated NPV assuming no change in interest rates.
(3)  Calculated as the estimated NPV divided by present value of total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

        Although the OTS has informed the Bank that it is not subject to the IRR component discussed above, the Bank is still subject to interest rate risk and, as can be seen above, changes in interest rates may reduce the Bank's NPV. The OTS has the authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk.

        At September 30, 1996, a change in interest rates of a positive 200 basis points would have resulted in a 100 basis point decrease in NPV as a percentage of the present value of the Bank's total assets. A change in interest rates of a negative 200 basis points would have resulted in a 37 basis point increase in the NPV as a percentage of the present value of the Bank's total assets. Utilizing the OTS IRR measurement described above, the Bank, at September 30, 1996, would have been considered by the OTS to have been subject to "normal" IRR and no additional amount would be required to be deducted from risk-based capital.

        Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations were employed in preparing the previous table. These assumptions related to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

        Certain shortcomings are inherent in the preceding NPV tables since the data reflect hypothetical changes in NPV based upon assumptions used by the OTS to evaluate the Bank as well as other institutions. Based on the above, net interest income should increase with an instantaneous 100 basis point increase in interest rates while net interest income should decline with instantaneous declines in interest rates. However, the experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's net interest rate spread decreased for the fiscal year ended September 30, 1996 from the fiscal year ended September 30, 1995 from 2.78% to 2.69%, respectively.

        In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

Average Balance Sheet, Interest Rates, and Yield

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived from daily balances, however, some balances are derived from month-end balances where management does not believe the use of month-end balances has caused any material difference in the information presented. There have been no tax equivalent adjustments made to the yields.

                                                                   Years Ended September 30,
                                     ---------------------------------------------------------------------------------------------
                                                  1996                          1995                             1994
                                     ---------------------------  -------------------------------  -------------------------------
                                               Interest  Average              Interest    Average               Interest   Average
                                     Average    Income/  Yield/   Average     Income/     Yield/    Average     Income/    Yield/
                                     Balance    Expense   Rate    Balance     Expense      Rate     Balance     Expense     Rate
                                     -------    -------   ----    -------     -------      ----     -------     -------     ----
                                                                          (Dollars in Thousands)
Interest-earning assets:
    Federal funds sold              $  6,543        334   5.10%$  $  4,103        229      5.58%   $  2,826         94       3.33%
    Term deposits with Federal
      Home Loan Bank of New York       2,369        131   5.53         508         30      5.91       3,376        118       3.50
    Securities available for sale     14,486        931   6.43       2,457        118      4.80        --           --        --
    Investment securities
      held to maturity                34,888      1,996   5.72      44,028      2,460      5.59      42,394      2,141       5.05
    Federal Home Loan Bank of
      New York stock, at cost            566         37   6.54         543         42      7.73         530         45       8.49
    Loans receivable, net (1)         68,127      5,736   8.42      62,303      5,162      8.29      54,955      4,488       8.17
                                    --------    ------- ------    --------   --------   -------    --------   --------     ------
           Total interest-
             earning assets          126,979      9,165   7.22     113,942      8,041      7.06     104,081      6,886       6.62
                                                ------- ------               --------   -------               --------     ------
Non-interest earning assets            6,384                         5,813                            5,617
                                   ---------                      --------                         --------
           Total assets            $ 133,363                      $119,755                         $109,698
                                   =========                      ========                         ========

Interest-bearing liabilities:
    Savings accounts                  35,560      1,067   3.00      36,313      1,089      3.00      41,484      1,244       3.00
    NOW accounts                       9,871        224   2.27       8,458        193      2.28       7,624        164       2.15
    Money market accounts              6,681        257   3.85       5,237        157      3.00       5,964        189       3.17
    Time deposit accounts             62,919      3,624   5.76      52,795      2,904      5.50      38,274      1,819       4.75
    Escrow accounts                      440          9   2.05         562         10      1.78         565          9       1.59
    Federal Home Loan Bank of
      New York long term borrowings    2,047        144   7.03       2,534        176      6.95       2,494        167       6.70

           Total interest-
             bearing liabilities     117,518      5,325   4.53     105,899      4,529      4.28      96,405      3,592       3.73
                                                  -----   ----                  -----      ----                  -----       ----
Non-interest bearing deposits          6,640                         5,459                            5,475
Other non-interest
  bearing liabilities                    924                           800                              844
Equity                                 8,281                         7,597                            6,974
                                   ---------                      --------                         --------
           Total liabilities
             and equity            $ 133,363                      $119,755                         $109,698
                                   =========                      ========                         ========

Net interest income                            $  3,840                      $  3,512                          $  3,294
                                                =======                      ========                          ========
Interest rate spread                                      2.69%                             2.78   %                         2.89%
                                                         =====                            ======                             ====
Net interest margin                                       3.02%                             3.08   %                         3.16%
                                                         =====                            ======                             ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities        108.05%                       107.59%                                      107.96%
                                                                    ======                                       ======

--------------------------
(1)     Calculated net of allowance for loan losses. Includes non-accrual loans.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                   Year Ended September 30,                  Year Ended September 30,
                                               ------------------------------------     --------------------------------------
                                                        1996 vs. 1995                             1995 vs. 1994
                                               ------------------------------------     --------------------------------------
                                                  Increase (Decrease)                     Increase (Decrease)
                                                     Due to                                     Due to
                                               -----------------------                  -----------------------
                                                                           Total                                      Total
                                                                          Increase                                   Increase
                                               Volume          Rate      (Decrease)      Volume         Rate        (Decrease)
                                               ------          ----      ----------      ------         ----        ----------
Interest income:
    Federal funds sold ..................   $  125,945       (20,623)      105,322        53,797        81,185       134,982
    Term deposits with Federal Home
      Loan Bank of New York .............      103,208        (1,779)      101,429      (138,478)       49,788       (88,690)
    Securities available for sale .......      760,373        52,316       812,689       118,080             0       118,080
    Investment securities ...............     (521,749)       57,838      (463,911)       84,839       234,418       319,257
    Federal Home Loan Bank of
      New York stock, at cost ...........        1,749        (6,560)       (4,811)        1,082        (4,485)       (3,403)
    Loans receivable, net ...............      489,221        84,259       573,480       608,018        66,702       674,720
                                            ----------    ----------    ----------    ----------    ----------    ----------
           Total interest-earnings assets      958,747       165,451     1,124,198       727,338       427,608     1,154,946
                                            ----------    ----------    ----------    ----------    ----------    ----------
Interest expense:
    Savings accounts ....................      (22,185)          406       (21,779)     (155,117)          487      (154,630)
    NOW accounts ........................       32,039          (774)       31,265        18,612        10,067        28,679
    Money market accounts ...............       49,240        50,775       100,015       (22,162)      (10,011)      (32,173)
    Time deposit accounts ...............      568,600       151,548       720,148       766,923       317,964     1,084,887
    Escrow accounts .....................       (2,456)        1,384        (1,072)          (54)        1,281         1,227
    Federal Home Loan Bank of
      New York long term borrowings .....      (34,133)        2,016       (32,117)        2,737         5,691         8,428
                                            ----------    ----------    ----------    ----------    ----------    ----------
           Total interest-bearing
             liabilities ................      591,105       205,355       796,460       610,939       325,479       936,418
                                            ----------    ----------    ----------    ----------    ----------    ----------
Net change in net interest income .......   $  367,642       (39,904)      327,738       116,399       102,129       218,528
                                            ==========    ==========    ==========    ==========    ==========    ==========

Financial Condition

        Total assets increased by $25.7 million or 20.1% to $153.7 million at September 30, 1996 from $128.0 million at September 30, 1995, primarily due to an increase in net loans receivable of $5.2 million or 8.0%, an increase of $15.9 million in federal funds sold and an increase of $1.5 million in term deposits with the FHLB. The increase in federal funds sold and term deposits with the FHLB was primarily due to proceeds from the initial public offering of the Company, which was effective as of September 30, 1996, as well as the investment of the proceeds from the growth in deposits, discussed below, in federal funds sold rather than longer-term securities to increase the Bank's liquidity position. The increase in net loans receivable was due to improved loan activity, primarily home equity loans, due primarily to the opening of two supermarket branches in October 1994 and May 1995.

        The Company's deposits increased by $10.4 million or 9.0% to $126.5 million at September 30, 1996. This increase was primarily due to increased deposits obtained as a result of the opening of the two supermarket branches noted above.

        The Company's securities available for sale increased $14.6 million to $17.1 million at September 30, 1996 as the Bank reassessed its securities classifications under SFAS No. 115. As of December 31, 1995, the Bank reclassified securities with an amortized cost of $16.6 million from the held to maturity classification to the available for sale classification. See "Liquidity and Capital Resources" and note 1(f) of the Notes to Consolidated Financial Statements. The Company's investment securities held to maturity decreased by $11.7 million to $35.0 million at September 30, 1996, primarily because of this same securities reclassification.

        Accrued expenses and other liabilities increased by $3.3 million to $4.4 million at September 30, 1996 from $1.2 at September 30, 1995. This increase primarily relates to outstanding cashier checks issued on September 30, 1996 to refund the over-subscriptions related to the Company's initial public offering. Cashier checks are drawn upon deposit accounts at the Bank and are classified as accrued expenses and other liabilities until ultimately paid through the Bank's Federal Reserve correspondent account.

     The Company's equity increased by $12.7 million or 160.2% to $20.6 million at September 30, 1996 from $7.9 million at September 30, 1995. The increase was primarily the result of the initial public offering mentioned above, as well as earnings for the year ended September 30, 1996. Equity at September 30, 1996 was also effected by the Company's ESOP's borrowings from the Company, the proceeds from which were used to purchase shares of the Company's common stock offered in its initial public offering noted above, as well as an approximately $28,000 net unrealized loss on securities available for sale.

Comparison of Operating Results for the Years Ended September 30, 1996 and 1995.

        Net Income. Net income decreased by $397,000 or 65.2% for the year ended September 30, 1996 to $211,000 from $608,000 for the year ended September 30, 1995. Net income for the year ended September 30, 1996 was reduced primarily as a result of increased non-interest expenses and provision for loan losses, offset in part by an increase in net interest income and non-interest income. Non-interest expenses increased by $993,000 or 36.4% to $3.7 million for the year ended September 30, 1996 as compared to $2.7 million for the year ended September 30, 1995. This increase was primarily due to the special one-time assessment levied by the Federal Deposit Insurance Corporation (FDIC) on all institutions with Savings Association Insurance Fund (SAIF) insured deposits to contribute to the recapitalization of the SAIF. On September 30, 1996, the Bank accrued approximately $702,000 for the special assessment. The increase in non-interest expenses was also due to the additional operating costs associated with the two supermarket branches opened in October 1994 and May 1995. The provision for loan losses increased $65,000 or 39.4% to $230,000 for the year ended September 30, 1996, primarily due to the loan growth noted above, as well as increases in non-performing loans. Net interest income increased $328,000 or 9.3% for the year ended September 30, 1996 to $3.8 million from $3.5 million for the year ended September 30, 1995. Non-interest income increased $113,000 or 41.0% to $388,000 for the year ended September 30, 1996 as compared to $275,000 for the year ended September 30, 1995. This increase was primarily the result of an increase in the number of deposit accounts, as well as general increases to the Bank's deposit account service fees.

        Net Interest Income. Net interest income increased by approximately $328,000 or 9.3% to $3.8 million for the year ended September 30, 1996. The increase was primarily due to an increase of $13.0 million or 11.4% in the average balance of interest earning assets, offset by an increase in the average balance of total interest-bearing liabilities of $11.6 million or 11.0% and a decrease in the interest rate spread from 2.78% for the year ended September 30, 1995 to 2.69% for the year ended September 30, 1996.

         Interest earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits in the FHLB of New York. Interest bearing liabilities primarily consist of interest bearing deposits and other borrowings from the FHLB of New York.

        The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, declined to 2.69% for the year ended September 30, 1996 from 2.78% for the year ended September 30, 1995. The decline in the interest rate spread is primarily the result of increases in the cost of interest bearing liabilities being greater than increases in the yields on interest earning assets during these periods. In addition, the disparity in insurance premiums between SAIF and BIF member financial institutions has allowed BIF members to reduce rates on loans and pay increased rates on deposits, putting competitive pressure on the Bank to do likewise. This disparity has been significantly reduced as a result of the Economic Growth and Paperwork Reduction Act, discussed below.

        Interest and Dividend Income. Interest and dividend income increased by approximately $1.1 million or 14.0% to $9.2 million for the year ended September 30, 1996 from $8.0 million for the year ended September 30, 1995. The increase was largely the result of an increase of $13.0 million or 11.4% in the average balance of interest earning assets to $127.0 million for the year ended September 30, 1996 as compared to $113.9 million for the year ended September 30, 1995. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of loans outstanding of approximately $5.8 million or 9.3%, an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $2.9 million or 6.2%, and an increase in the average balance of federal funds sold of $2.4 million or 5.9%. Also adding to the increase in interest and dividend income was a 16 basis point increase in the average yield on all interest earning assets.

        Interest income on investment securities held to maturity decreased by $464,000 or 18.9% to $2.0 million for the year ended September 30, 1996 from $2.5 million for the year ended September 30, 1995. The decrease in interest income on investment securities held to maturity is primarily due to a decrease of $9.1 million or 20.8% in the average balance of investment securities held to maturity for the year ended September 30, 1996 reflecting the reclassification in December 1995 previously discussed, partially offset by a 13 basis point increase in the average yield on investment securities held to maturity. Interest income on securities available for sale increased $813,000 to $931,000 for the year ended September 30, 1996 from $118,000 for the year ended September 30, 1995. This increase is primarily the result of an increase in the average balance of securities available for sale of $12.0 million due to the December 1995 reclassification previously discussed, combined with a 163 basis point increase in the average yield on these securities.

         Interest and fees on loans increased $573,000 or 11.1% to $5.7 million for the year ended September 30, 1996 from $5.2 million for the year ended September 30, 1995. This increase was primarily the result of an increase in the average balance of loans receivable of $5.8 million combined with a 13 basis point increase in the average yield on loans receivable.

        The yield on the average balance of interest earning assets was 7.22% and 7.06% for the years ended September 30, 1996 and 1995, respectively.

     Interest Expense. Interest on deposits and escrow accounts increased by approximately $829,000 or 19.0% to $5.2 million for the year ended September 30, 1996 from $4.4 million for the year ended September 30, 1995. The increase in interest on deposit accounts and escrow accounts was substantially due to the increase in interest expense related to time deposit accounts. The interest expense on average time deposit accounts was $3.6 million for the year ended September 30, 1996, compared to $2.9 million for the year ended September 30, 1995. This increase is primarily due to an increase of $10.1 million or 19.2% in the average balance of time deposit accounts along with a 26 basis point increase in the rate paid on these deposits in fiscal 1996 as compared to fiscal 1995. Time deposits increased as a result of the opening of the two supermarket branches previously discussed. In addition, the 1996 interest expense on savings accounts decreased by $22,000 or 2.0% to $1.07 million from $1.09 million in fiscal 1995. This decrease was due primarily to a decrease of $753,000 or 2.1% in the average balance of savings accounts in fiscal 1996 as compared to fiscal 1995. Offsetting this decrease was the Company's receipt of stock subscriptions related to its initial public offering. The stock subscription proceeds, which averaged approximately $332,000 in fiscal 1996, earned interest at the Company's savings account rate and were classified with savings accounts. As noted above, over-subscriptions related to the Company's initial public offering were refunded to subscribers on September 30, 1996.

        Interest on long term borrowings, which is a less significant portion of interest expense, decreased by $32,000 or 18.3% to $144,000 for the year ended September 30, 1996 when compared to the year ended September 30, 1995, as the average amount of borrowing outstanding decreased by $487,000 or 19.2% partially offset by an increase in the rate paid by the Company of 8 basis points. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits which are the Company's primary source of funds.

        Provision for Loan Losses. The Company's management continually monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The Company's ratio of non-performing loans to total assets was 0.51% and 0.47% at September 30, 1996 and September 30, 1995, respectively. The provision for loan losses for the year ended September 30, 1996 increased $65,000 to $230,000 from $165,000 for the year ended September 30, 1995. The increase was primarily due to the growth in the loan portfolio discussed above, as well as an increase in non-performing loans.

        Non-Interest Income. Non-interest income increased to $388,000 during the year ended September 30, 1996 from $275,000 for the year ended September 30, 1995. The increase in non-interest income is primarily attributable to increased service charges on deposit accounts of $121,000 for the year ended September 30, 1996 when compared to the year ended September 30, 1995. The increase in service charges on deposit accounts is primarily the result of an increase in the number of deposit accounts, as well as general increases to the Company's deposit account service fees.

        Non-Interest Expense. Non-interest expense increased $993,000 or 36.4% to $3.7 million for the year ended September 30, 1996 from $2.7 million for the year ended September 30, 1995. The increase in compensation and benefits expense of $123,000 or 11.0% was caused by the additional expense associated with the supermarket branch in May 1995 discussed above, as well as general cost of living and merit raises to employees. Occupancy and equipment expenses also increased by $103,000 or 26.8% due to the new supermarket branch.

     FDIC deposit insurance premiums also increased by $732,000 or 311.1% due primarily to the SAIF one-time special assessment. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of and for the year ended September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a one-time special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the assessment for the Bank totaled approximately $702,000. The FDIC is expected to lower the range of premiums for deposit insurance to a level necessary to maintain the SAIF at its required reserve level. At September 30, 1996, a revised range of premiums had not been determined.

         Data processing fees increased by $34,000 or 14.3% due primarily to the opening of the supermarket branch in May 1995. These increases were partially offset by decreases of $25,000 or 36.1% in advertising expenses and $23,000 or 23.9% in supplies.

         Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's new ESOP. Furthermore, the Company expects that certain operating expenses will increase as a result of the costs associated with being a public company.

         Provision for Income Taxes. Provision for income taxes decreased by approximately $221,000 or 77.8% to $63,000 for the year ended September 30, 1996 from $284,000 for the year ended September 30, 1995. The decrease was primarily the result of the decrease in income before income tax expense.

Liquidity and Capital Resources

        The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 47.02% and 35.89% at September 30, 1996 and 1995, respectively.

        The Company's sources of liquidity include cash flows from operations, principal and interest payments and prepayments on loans, maturities and prepayments of securities, deposit inflows, and borrowings from the FHLB of New York. During fiscal 1996 and 1995, the primary source of funds was cash flows from deposit growth. During fiscal 1996 and 1995, the Company also had significant cash flows from the proceeds from the maturity and call of securities. On September 30, 1996, the Company also had significant cash flows from its initial public offering on that date.

         Cash flow from net deposit growth was $10.4 million and $14.1 million for fiscal years ending September 30, 1996 and 1995, respectively. Cash flow from the proceeds from the sale, maturity, and call of securities (securities available for sale and investment securities held to maturity combined) was $15.0 million and $5.0 million for fiscal years ending September 30, 1996 and 1995, respectively.

         In addition, from time-to-time the Company borrows funds from the FHLB of New York to supplement its cash flows. At September 30, 1996, the Company had outstanding borrowings from the FHLB of $1.8 million. See note 10 of the Notes to Consolidated Financial Statements.

        At the beginning of fiscal 1995, the Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and identified the securities in the portfolio as either "held to maturity" or "available for sale."

        SFAS No. 115 requires classification of investments into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity must be reported at amortized cost. Debt and marketable equity securities that are bought and held principally for the purpose of selling them in the near term are considered trading securities and must be reported at fair value, with unrealized gains and losses included in earnings. All other debt and marketable equity securities must be considered available for sale and must be reported at fair value, with unrealized gains and losses reported as a separate component of total stockholders' equity (net of tax effects). The Company does not hold any trading securities.

        In November 1995, the Financial Accounting Standards Board ("FASB") released its Special Report, "A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Special Report, the Company was permitted to reassess the appropriateness of the classifications of all its securities held at the time. At December 31, 1995, the Company reclassified securities with an amortized cost of $16.6 million and an approximate fair value of $16.6 million from securities held to maturity to securities available for sale.

         As of September 30, 1996, the Company had $17.1 million of securities classified as available for sale and $35.0 million of investment securities classified as held to maturity. The stockholders' equity of the Company at September 30, 1996 was reduced by $28,000 which represents the net unrealized loss, net of tax, on securities classified as available for sale. See notes 1, 3 and 4 of the Notes to Consolidated Financial Statements.

         The Bank is subject to federal regulations that impose certain minimum capital requirements. At September 30, 1996, the Bank had total risk-based capital of $14.6 million compared to its requirements of $5.1 million, an excess of $9.5 million. Each of the Bank's tangible and core capital was $13.8 million at September 30, 1996, compared to the requirements of $2.3 million for tangible capital and $4.6 million for core capital. See note 16 of the Notes to Consolidated Financial Statements.

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

Recent Accounting Pronouncements

         Disclosures About Fair Value of Financial Instruments. In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107. The Statement requires the disclosure of the fair value of financial instruments in the notes to the consolidated financial statements. The Company adopted this Statement as of September 30, 1996.

     Accounting by Creditors for Impairment of a Loan. In May 1993, FASB issued SFAS No. 114. SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 generally requires creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. The Statement also addresses the accounting by creditors for loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable including those involving a receipt of assets in partial satisfaction of a receivable. In October 1994, FASB amended certain provisions of SFAS No. 114 by the issuance of SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 118 amends SFAS No. 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on recorded investments in certain impaired loans and how a creditor recognizes related interest income. The Company adopted these Statements as of October 1, 1995. The adoption of SFAS No. 114 and the amendment by SFAS No. 118 did not have a material effect on the Company's consolidated financial statements.

        Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed of. In March 1995, FASB issued SFAS No. 121, which will become effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is evaluated based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If expected cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Additionally, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. However, based on existing conditions, and a preliminary review, management believes that the impact of adopting this Statement will not be material to the Company's consolidated financial statements.

        Accounting for Mortgage Servicing Rights. In May 1995, FASB issued SFAS No. 122, which will become effective, on a prospective basis, for fiscal years beginning after December 31, 1995. This Statement requires mortgage banking enterprises to recognize as separate assets rights to service mortgage loans, however those servicing rights are acquired. When mortgage loans, acquired either through a purchase transaction or by origination, are sold or securitized with servicing rights retained, an allocation of the total cost of the mortgage loans should be made between the mortgage servicing rights and the loans based on their relative fair values. In subsequent periods, all mortgage servicing rights capitalized must be periodically evaluated for impairment based on the fair value of those rights, and any impairments recognized through a valuation allowance. However, based on existing conditions, and a preliminary review, management believes that the impact of adopting this Statement will not be material to the Company's consolidated financial statements. Effective January 1, 1997, this Statement will be superseded by SFAS No. 125, which is discussed below.

     Accounting for Stock-Based Compensation. In October 1995, FASB issued SFAS No. 123. SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. FASB encouraged all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures must include the effects of all awards granted in fiscal years beginnings after December 15, 1994. The Company expects to continue to use the "intrinsic value based method" as prescribed by APB Opinion No. 25. Accordingly, the impact of adopting this Statement will not be material to the Company's consolidated financial statements.

        Accounting for Transfers of Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, FASB issued SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. Effective January 1, 1997, SFAS No. 125 will supersede SFAS No. 122, which is discussed above. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management believes the adoption of SFAS No. 125 will not have a material impact on the Company's consolidated financial statements.

        In December 1994, the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA") approved SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties. SOP 94-6 requires additional disclosure in financial statements about the risk and uncertainties existing as of the date of those financial statements in the following areas:
nature of operations, use of estimates in the preparation of financial statements, certain significant estimates, current vulnerability due to certain concentrations. The standard is effective for financial statements issued for fiscal years ending after December 15, 1995. The Company adopted this standard as of September 30, 1996. The adoption of SOP 94-6 did not have a material impact on the financial position of the Company.

        In November 1993, the AICPA issued SOP 93-6, Employers' Accounting for Employee Stock Ownership Plan. SOP 93-6 addresses accounting for shares of stock issued to employees by an employee stock ownership plan. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released from the ESOP to employees. SOP 93-6 is effective for fiscal years beginning after December 15, 1993 and relates to shares purchased by an ESOP after December 31, 1992. Management has determined that, assuming the Common Stock appreciates over time, the adoption of SOP 93-6 will likely increase compensation expense relative to the ESOP, as compared with prior guidance that required recognition of compensation expense based on the cost of the shares acquired by the ESOP. The amount of any such increase, however, cannot be determined at this time because the expense will be based on the fair value of the shares committed to be released to employees, which amount is not determinable.

Effect of Inflation and Changing Prices

        The Company's consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

                        SELECTED FINANCIAL AND OTHER DATA

Set forth below are summaries of historical financial and other data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of the Company.

Selected Financial Data

The following table sets forth certain information concerning the financial position of the Company at the dates indicated:


                                                                      At September 30
                                                 ----------------------------------------------------
                                                    1996      1995        1994       1993       1992
                                                    ----      ----        ----       ----       ----
                                                                  (Dollars in Thousands)

Total assets                                     $153,677    127,962    113,882    105,038     93,578
Loans receivable, net                              70,677     65,447     58,623     52,813     51,274
Securities available for sale, at fair value:
           Collateralized mortgage obligations      3,361          0          0          0          0
           Other securities                        13,771      2,563          0          0          0
Investment securities held to maturity:
           Mortgage-backed securities              12,172     12,348     12,711     15,118     18,979
           Collateralized mortgage obligations          0      3,049      3,166      3,245      6,584
           Other securities                        22,828     31,326     30,223     21,478      8,823
Federal Home Loan Bank of New York stock              565        566        509        572        572
Deposits                                          126,460    116,073    102,016     94,672     84,591
Federal Home Loan Bank of New
  York long term borrowings                         1,816      2,303      2,791      2,728      2,122
Total equity                                       20,591      7,914      7,302      6,646      5,955



Summary of Operations

The following table summarizes the Company's results of operations for each of the years indicated:

                                                                     Years Ended September 30
                                                             -----------------------------------------
                                                             1996     1995     1994     1993     1992
                                                             ----     ----     ----     ----     ----
                                                                              (Dollars in Thousands)

Interest and dividend income                                $9,165    8,041    6,886    6,764    7,109
Interest expense                                             5,325    4,528    3,592    3,741    4,589
                                                            ------   ------   ------   ------   ------
      Net interest income                                    3,840    3,513    3,294    3,023    2,520
                                                                                                ------
Provision  for loan losses                                     230      165      293      217      116
                                                            ------   ------   ------   ------   ------
      Net interest income after provision for loan losses    3,610    3,348    3,001    2,806    2,404
                                                            ------   ------   ------   ------   ------

Non-interest income                                            388      275      221      187      141
Non-interest expense                                         3,724    2,731    2,245    1,938    1,684
                                                            ------   ------   ------   ------   ------

      Income before income tax expense                         274      892      977    1,055      861

Income tax expense                                              63      284      321      364      291
                                                            ------   ------   ------   ------   ------
      Net income                                            $  211      608      656      691      570
                                                            ======   ======   ======   ======   ======

Key Operating Ratios

The table below sets forth certain performance and financial ratios of the Company for the years indicated:

                                                                At or For the Years Ended September 30
                                                             --------------------------------------------
                                                             1996     1995      1994      1993     1992
                                                             ----     ----      ----      ----     ----
                                                                              (Dollars in Thousands)
Performance Ratios:
Return on average assets
  (net income divided by average
  total assets)                                             0.16%     0.51%     0.60%     0.69%     0.64%
Return on average equity (net
  income divided by average equity)                         2.55      8.00      9.41     10.97     10.05
Net interest rate spread                                    2.69      2.78      2.89      2.74      2.87
Net interest margin                                         3.02      3.08      3.17      3.19      2.99
Yield on average earning
  assets for the period ended                               7.22      7.06      6.62      7.13      8.44
Rate on average interest-
  bearing liabilities                                       4.53      4.28      3.73      4.39      5.58
Average interest-earning
  assets to average interest-
  bearing liabilities                                     108.05    107.59    107.96    111.41    102.27
Efficiency ratio (1)                                       88.03     72.15     63.58     60.00     62.94
Expense ratio (2)                                           2.79      2.28      2.01      1.91      1.89

Asset Quality Ratios:
Non-performing loans to total assets                        0.51      0.47      0.64      1.01      0.89
Non-performing loans to total loans                         1.09      0.90      1.23      2.00      1.61
Allowance for loan losses to non-performing loans         112.40    113.57     85.62     39.04     37.58
Allowance for loan losses to total loans receivable         1.23      1.02      1.05      0.78      0.61
Non-performing assets to total assets, at period end        0.51      0.47      0.64      1.08      0.89

Capital Ratios:
Equity to total assets at period end                       13.40      6.18      6.41      6.33      6.36
Average equity to average total assets                      6.21      6.34      6.36      6.29      6.39



------------------------
(1) Total non-interest expense, excluding other real estate owned expense, as a percentage of net interest income and total non-interest income, excluding net gain (loss) on securities transactions.
(2) Total non-interest expense, excluding other real estate owned expense, as a percentage of average total assets.


Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of September 30, 1996.


                                                              Amount of
                      Maturity Period                       Time Deposits
                      ---------------                       -------------

                  Within three months                         $   2,269
                  Three through six months                          679
                  Six through twelve months                       1,624
                  Over twelve months                              2,197
                                                              ---------
                        Total                                 $   6,769
                                                              =========

Item  7.  Financial Statements
------------------------------

Financial statements begin on the next page.

                         Independent Auditors' Report

The Board of Directors and Shareholders
AFSALA Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of AFSALA Bancorp, Inc. and subsidiary (the Company) as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFSALA Bancorp, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 1 and note 5 to the consolidated financial statements, as of October 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114 "Accounting by Creditors For Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors For Impairment of a Loan
- Income Recognition and Disclosures," which prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these statements. As discussed in note 1 to the consolidated financial statements, as of October 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which changed its method of accounting for certain investments in debt and equity securities.


/s/ KPMG Peat Marwick LLP


November 15, 1996

                      AFSALA BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                          September 30, 1996 and 1995




                                                                  1996               1995
                                                                  ----               ----
      Assets

Cash and due from banks                                      $   4,816,392        4,823,328
Federal funds sold                                              19,200,000        3,350,000
Term deposits with the Federal Home Loan Bank                    3,000,000        1,500,000
                                                              ------------      -----------
         Total cash and cash equivalents                        27,016,392        9,673,328
                                                              ------------      -----------

Securities available for sale, at approximate fair value        17,131,802        2,563,266
Investment securities held to maturity
  (approximate fair value of $34,763,256 in 1996
  and $46,892,622 in 1995)                                      34,999,930       46,722,683
Federal Home Loan Bank of New York stock, at cost                  565,300          566,200
Loans receivable, net                                           70,677,291       65,447,528
Accrued interest receivable                                      1,156,466        1,130,654
Premises and equipment, net                                      1,703,491        1,613,668
Other assets                                                       426,015          244,510
                                                              ------------      -----------
         Total assets                                        $ 153,676,687      127,961,837
                                                              ============      ===========
   Liabilities and Stockholders' Equity

Liabilities:
   Deposits                                                    126,460,081      116,072,579
   Federal Home Loan Bank of New York long term borrowings       1,815,625        2,303,125
   Escrow accounts                                                 365,187          500,523
   Accrued expenses and other liabilities                        4,444,922        1,171,481
                                                              ------------      -----------
         Total liabilities                                     133,085,815      120,047,708
                                                              ------------      -----------

Commitments and contingent liabilities (note 13)

Stockholders' Equity:
   Preferred stock, $0.10 par value; authorized
     500,000 shares; none issued                                        --               --
   Common stock, $0.10 par value; authorized 3,000,000
     shares; 1,454,750 shares issued and outstanding
     at September 30, 1996                                         145,475               --
   Additional paid-in capital                                   13,460,381               --
   Retained earnings, substantially restricted                   8,120,864        7,909,546
   Common stock acquired by ESOP (110,780 shares)               (1,107,800)              --
   Net unrealized (loss) gain on securities available
     for sale, net of tax                                          (28,048)           4,583
                                                              ------------      -----------

         Total stockholders' equity                             20,590,872        7,914,129
                                                              ------------      -----------

         Total liabilities and stockholders' equity          $ 153,676,687      127,961,837
                                                              ============      ===========



See accompanying notes to consolidated financial statements.

                      AFSALA BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                    Years ended September 30, 1996 and 1995




                                                                  1996          1995
                                                                  ----          ----

Interest and dividend income:
   Interest and fees on loans                                  $5,736,071    5,162,593
   Interest on Federal funds sold                                 333,960      228,638
   Interest on FHLB term deposits                                 131,247       29,817
   Interest on securities available for sale                      930,770      118,080
   Interest on investment securities                            1,996,499    2,460,410
   Dividends on Federal Home Loan Bank of New York stock           36,972       41,783
                                                               ----------   ----------
         Total interest and dividend income                     9,165,519    8,041,321
                                                               ----------   ----------

Interest expense:
   Deposits and escrow accounts                                 5,181,414    4,352,837
   Federal Home Loan Bank of New York long term borrowings        143,647      175,764
                                                               ----------   ----------
         Total interest expense                                 5,325,061    4,528,601
                                                               ----------   ----------

         Net interest income                                    3,840,458    3,512,720
                                                               ----------   ----------

Provision for loan losses                                         230,000      165,000
                                                               ----------   ----------
         Net interest income after provision for loan losses    3,610,458    3,347,720
                                                               ----------   ----------

Non-interest  income:
   Service charges on deposit accounts                            365,658      244,410
   Net loss on security transactions                                   --       (3,151)
   Other                                                           22,377       33,943
                                                               ----------   ----------
         Total non-interest  income                               388,035      275,202
                                                               ----------   ----------

Non-interest expenses:
   Compensation and benefits                                    1,245,908    1,122,778
   Occupancy and equipment                                        488,971      385,591
   FDIC deposit insurance premium                                 967,467      235,360
   Data processing fees                                           268,295      234,713
   Professional service fees                                      111,500       90,971
   Advertising                                                     44,552       69,760
   Supplies                                                        71,651       94,165
   Other                                                          525,731      497,777
                                                               ----------   ----------
         Total non-interest expenses                            3,724,075    2,731,115
                                                               ----------   ----------

         Income before income tax expense                         274,418      891,807

Income tax expense                                                 63,100      283,882
                                                               ----------   ----------
         Net income                                           $   211,318      607,925
                                                               ==========   ==========

         Net income per share                                         N/A          N/A
                                                               ==========   ==========



See accompanying notes to consolidated financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                     Years ended September 30, 1996 and 1995

                                                                                                       Net unrealized
                                                                                             Common    gain (loss) on
                                                               Additional                    stock       securities
                                        Shares      Common       paid-in      Retained      acquired    available for
                                        Issued       stock       capital      earnings       by ESOP   sale, net of tax     Total
                                        ------      ------     ----------     --------      --------   ----------------     -----


Balance at September 30, 1994               -   $       -             -      7,301,621             -           -          7,301,621

Net income                                  -           -             -        607,925             -           -            607,925

Net unrealized gain on securities
 available for sale, net of tax             -           -             -              -             -       4,583              4,583
                                     ---------   --------    ----------     ----------    ----------     -------         ----------


Balance at September 30, 1995               -           -             -      7,909,546             -       4,583          7,914,129

Net income                                  -           -             -        211,318             -                        211,318

Common stock issued                 1,454,750   $ 145,475    13,460,381              -             -           -         13,605,856

Acquisition of common stock by
 ESOP (110,780 shares)                     -            -             -              -    (1,107,800)          -         (1,107,800)

Change in net unrealized gain on
 securities available for sale,
 net of tax                                -            -             -              -             -     (32,631)           (32,631)
                                    ---------    --------    ----------     ----------    ----------     -------         ----------

Balance at September 30, 1996        1,454,750  $ 145,475    13,460,381      8,120,864    (1,107,800)    (28,048)        20,590,872
                                     =========   ========    ==========      =========    ==========     =======         ==========





See accompanying notes to consolidated financial statements.

                      AFSALA BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years ended September 30, 1996 and 1995




                                                                                      1996           1995
                                                                                      ----           ----
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
   Net income                                                                   $    211,318         607,925
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
         Depreciation                                                                166,705         145,594
         Provision for loan losses                                                   230,000         165,000
         Deferred tax benefit                                                        (21,715)        (55,756)
         Net loss on security transactions                                                --           3,151
         Increase in accrued interest receivable                                     (25,812)       (258,096)
         Increase in other assets                                                   (181,505)        (10,659)
         Increase (decrease) in accrued expenses and other liabilities             3,311,968          (2,667)
                                                                                 -----------    ------------
              Total adjustments                                                    3,479,641         (13,433)
                                                                                 -----------    ------------
              Net cash provided by operating activities                            3,690,959         594,492
                                                                                 -----------    ------------

Cash flows from investing activities:
   Proceeds from the sale of securities available for sale                                --         314,268
   Proceeds from the maturity and call of securities available for sale            4,484,510       1,015,725
   Purchases of securities available for sale                                     (2,500,000)       (783,519)
   Proceeds from the maturity and call of investment securities                   10,501,537       3,640,075
   Purchases of investment securities                                            (15,381,273)     (7,368,924)
   Purchase of Federal Home Loan Bank of New York stock                                   --         (57,400)
   Redemption of Federal Home Loan Bank of New York stock                                900              --
   Net loans made to customers                                                    (5,485,197)     (6,989,761)
   Proceeds from sale of real estate owned                                            25,434              --
   Capital expenditures                                                             (256,528)       (450,818)
                                                                                 -----------    ------------
              Net cash used in investing activities                               (8,610,617)    (10,680,354)
                                                                                 -----------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                       10,387,502      14,056,210
   Net decrease in escrow accounts                                                  (135,336)        (45,311)
   Repayments on long term borrowings from the Federal Home Loan Bank               (487,500)       (487,500)
   Net proceeds from common stock issued in stock conversion                      13,605,856              --
   Acquisition of common stock by ESOP                                            (1,107,800)             --
                                                                                ------------    ------------
              Net cash provided by financing activities                           22,262,722      13,523,399
                                                                                 -----------    ------------

Net increase in cash and cash equivalents                                         17,343,064       3,437,537
Cash and cash equivalents at beginning of year                                     9,673,328       6,235,791
                                                                                 -----------    ------------
Cash and cash equivalents at the end of year                                    $ 27,016,392       9,673,328
                                                                                 ===========    ============


(Continued)
                                       40

                      AFSALA BANCORP, INC. AND SUBSIDIARY

                    Years ended September 30, 1996 and 1995




                                                                        1996              1995
                                                                        ----              ----


Additional Disclosures Relative to Cash Flows:
   Interest paid                                                   $  5,321,830         4,518,515
                                                                   ============         =========

   Taxes paid                                                      $    205,460           327,569
                                                                   ============         =========

Supplemental schedules of non-cash investing and financing activities:

   Transfer of loans to real estate owned                          $     25,434                --
                                                                   ============         =========

   Investment securities transferred to securities available
     for sale upon the adoption of Financial Accounting
     Standard No. 115, fair value of securities transferred
     $3,065,404                                                    $         --         3,105,947
                                                                   ============         =========

   Investment securities held to maturity transferred to
     securities available for sale in accordance with the
     FASB "Special Report," fair value of securities
     transferred $16,604,244                                       $ 16,602,489                --
                                                                   ============         =========

   Change in net unrealized gain (loss) on securities
      available for sale, net of tax                               $    (32,631)          (31,341)
                                                                   ============         =========



See accompanying notes to consolidated financial statements.

                      AFSALA BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                         September 30, 1996 and 1995


(1)  Summary of Significant Accounting Policies
     AFSALA Bancorp, Inc. (the Holding Company or the Company) was incorporated under Delaware law in June, 1996 as a holding company to purchase 100% of the common stock of Amsterdam Federal Bank (the Bank). The Bank converted from a mutual form to a stock form institution, and the Holding Company completed its initial public offering on September 30, 1996, at which time the Holding Company purchased all of the outstanding stock of the Bank. To date, the principal operations of AFSALA Bancorp, Inc. have been those of the Bank.

     The following is a description of the more  significant  policies which the
Company  follows  in  preparing  and  presenting  its   consolidated   financial
statements:

     (a) Basis of Presentation
         The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry. The Company utilizes the accrual method of accounting for financial reporting purposes.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Business
         A substantial portion of the Company's assets are loans secured by real estate  located in Montgomery  and  neighboring  counties in New York
           State. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent upon market conditions in these market areas. In addition, other real estate owned, if any, is also generally located in Montgomery and neighboring counties in New York State.

         Material  estimates  that are  particularly  susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned, if any, acquired in connection with foreclosures or in-substance foreclosures. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, if any, management obtains independent appraisals for properties.

         Management  believes  that the  allowance  for loan losses is adequate.
           While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.

                                                                     (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     (c)  Cash Equivalents
          For  purposes  of the  consolidated  statements  of  cash  flows,  the
               Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (d)  Cash Reserve Requirements
          The Bank is required to maintain certain cash reserves and other deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $767 thousand and $770 thousand at September 30, 1996 and 1995, respectively.

     (e) Securities Available for Sale, Investment Securities Held to Maturity, and Federal Home Loan Bank of New York Stock
          The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), on October 1, 1994. Management determines the appropriate classification of securities, including mortgage-backed securities, at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported as a separate component of equity, net of estimated income taxes. The Company does not maintain a trading portfolio.

          Realized gains and losses on the sale of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

          Mortgage-backed  securities,  which are  guaranteed by the  Government
               National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"), represent participating interests in direct pass-through pools of long-term first mortgage loans originated and serviced by the issuers of the securities.

          Unrealized losses on securities are charged to earnings when the decline in fair value of a security is determined to be other than temporary.

          Prior to the adoption of SFAS No. 115, all debt securities, including mortgage-backed securities, were carried at amortized cost and adjusted for amortization of premium and accretion of discount, which was calculated on an effective interest method. Marketable equity securities, if any, were carried at the lower of aggregate cost or fair value, with any unrealized losses reflected in equity. Upon the adoption of SFAS No. 115 on October 1, 1994, the Company transferred $3,105,947 of securities to the available for sale classification. At the time of transfer, these securities had a fair value of $3,065,404.

          Non-marketable equity securities, such as Federal Home Loan Bank of New York Stock, are stated at cost. The investment in Federal Home Bank of New York stock is required for membership. This investment is pledged to secure Federal Home Loan Bank of New York long term borrowings.

                                                                   (Continued)

                       AFSALA BANCORP, INC. AND SUBSIDIARY

     (f)  Reclassification of Investment Securities
          In November 1995, the Financial Accounting Standards Board (FASB) released its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained, among other things, a unique provision that allowed entities to, as of one date either concurrent with the initial adoption of the Special Report (November 15, 1995), but no later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. In accordance with the FASB's Special Report, the Company reclassified securities with an amortized cost of $16,602,489 and an approximate fair value of $16,604,244 from investment securities held to maturity to securities available for sale as of December 31, 1995.

     (g)  Loans Receivable
          Loans receivable are stated at the unpaid principal amount, net of the allowance for loan losses. Interest income on loans is not recognized when considered doubtful of collection by management. Loans considered doubtful of collection by management are placed on a non-accrual status for the recording of interest. Generally, loans past due 90 days or more as to principal or interest are considered to be in non-accrual status except for those loans which, in management's judgment, are adequately secured and for which collection is probable. Previously accrued income that has not been collected is generally reversed from current income. Fees received from and costs incurred for loan originations are recorded to interest income on loans as received or incurred. Based upon management's analysis, recording loan origination fees and costs on the cash basis does not have a material impact on the Company's consolidated financial statements.

     (h)  Allowance for Loan Losses
          The allowance for loan losses is replenished  through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance for loan losses is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss exposure, estimated value of underlying collateral, and current and prospective economic conditions that may affect borrowers' ability to pay.

     (i)  Loan Impairment
          On  May 31, 1993,  the Financial  Accounting  Standards  Board issued
               Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," (SFAS No. 118). These Statements were adopted by the Company on October 1, 1995 and prescribe recognition criteria for loan impairment, generally related to commercial oriented loans, and measurement methods for impaired loans and all loans whose terms are modified in trouble debt restructurings subsequent to the adoption of these
               Statements. A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Under these new Statements the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral less estimated costs to sell for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans).

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

          Other real estate owned, if any, includes both formally foreclosed and insubstance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an insubstance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.


          There was no other real estate owned or in substance foreclosed properties at September 30, 1996 or 1995.

     (j)  Premises and Equipment
          Premises  and   equipment   are   stated  at  cost  less   accumulated
               depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the terms of the related leases or the useful lives of the assets.

     (k)  Employee Benefit Plans
          The Company has a defined contribution 401(k) plan covering all full time employees meeting age and service requirements. In addition, the Company has a supplemental employee retirement plan for certain executive officers.

          The Company also has an employee stock ownership plan (ESOP) which was established to provide substantially all employees of the Company the opportunity to also become stockholders. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants Statement of Position No. 93-6, "Employers' Accounting for Stock Ownership Plans."

     (l)  Income Taxes
          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     (m)  Financial Instruments
          In the normal course of business,  the Company  is a party  to certain financial instruments with off-balance-sheet risk, such as commitments to extend credit, unused lines of credit, and standby letters of credit. The Company's policy is to record such instruments when funded.

     (n)  Fair Value of Financial Instruments
          In December 1991, the FASB  issued Statement of  Financial  Accounting
               Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires certain disclosures about fair value for all financial instruments, whether recognized or not recognized in the consolidated balance sheet, and is effective for the Company's fiscal year ended September 30, 1996 consolidated financial statements.

     (o)  Earnings Per Share
          Earnings per share will be computed based on the weighted average number of shares outstanding, less unallocated employee stock ownership plan shares, during the period. Earnings per share are not presented for periods prior to the initial stock offering as the Bank was a mutual thrift at the time and no stock was outstanding. As the conversion of the Bank to stock form was effective as of September 30, 1996, earnings per share is not applicable for the years ended September 30, 1996 and 1995.

     (p)  Cashier Checks
          The Company's cashier checks (including teller's checks, loan disbursement checks, expense checks and money orders), are drawn upon deposit accounts at the Bank and are ultimately paid through the Bank's Federal Reserve correspondent account. Cashier checks are classified as accrued expenses and other liabilities on the consolidated balance sheets.

     (q)  Transfers of Financial Assets and Extinguishment of Liabilities
          In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No.
               125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. Effective January 1, 1997, SFAS No. 125 will supersede SFAS No.
               122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Management believes the adoption of SFAS No. 125 will not have a material impact on the Company's consolidated financial statements.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     (r)  Reclassifications
          Amounts in the prior period's  financial  statements are  reclassified
               whenever   necessary   to   conform  to  the   current   period's
               presentation.

(2)  Conversion to Stock Ownership
     On September  30,  1996,  the  Holding  Company  sold  1,454,750  shares of common stock at $10.00 per share to depositors, employees of the Bank, and employee benefit plans of the Bank. Net proceeds from the sale of stock of the Holding Company, after deducting conversion expenses of approximately $942 thousand, were approximately $13.6 million and are reflected as common stock and additional paid-in capital in the accompanying consolidated balance sheet. The Company utilized approximately $6.8 million of the net proceeds to acquire all of the capital stock of the Bank.

     As part of the conversion, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Holding Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

     The Bank's capital exceeds  all of the fully phased-in  capital  regulatory requirements. The Office of Thrift Supervision ("OTS") regulations provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, after prior notice but without the approval by the OTS, make capital distribution during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval.

     Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders.

(3)  Securities Available for Sale
     The amortized cost and approximate fair value of securities available for sale at September 30, 1996 and 1995 were as follows:


                                                                    September 30, 1996
                                                   -----------------------------------------------------
                                                                  Gross           Gross      Approximate
                                                   Amortized    Unrealized      Unrealized      Fair
                                                      Cost         Gains          Losses        Value
                                                   ---------    -----------     ----------   -----------

         U.S. Government and agency securities    $ 8,762,717        27,436        11,470     8,778,683
         States and political subdivisions          4,987,667        22,640        17,707     4,992,600
         Collateralized mortgage obligations        3,423,917        30,808        94,206     3,360,519
                                                  -----------   -----------   -----------   -----------
            Total securities available for sale   $17,174,301        80,884       123,383    17,131,802
                                                  ===========   ===========   ===========   ===========


                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY



                                                                 September 30, 1995
                                                  ---------------------------------------------------
                                                                  Gross        Gross      Approximate
                                                  Amortized     Unrealized   Unrealized      Fair
                                                     Cost         Gains        Losses        Value
                                                  ----------    ----------   ----------   -----------

         U.S. Government and agency securities    $2,002,078        4,020        1,720    2,004,378
         States and political subdivisions           554,244        4,644           --      558,888
                                                  ----------   ----------   ----------   ----------
            Total securities available for sale   $2,556,322        8,664        1,720    2,563,266
                                                  ==========   ==========   ==========   ==========



     The amortized cost and approximate fair  value of securities  available for sale at September 30, 1996 and 1995, by contractual maturity, are shown below (collateralized mortgage obligations are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          September 30, 1996
                                                       ------------------------
                                                       Amortized    Approximate
                                                         Cost       Fair Value
                                                       ----------   -----------

        Due within one year                         $  7,030,632     7,053,744
        Due one year to five years                     6,219,752     6,213,009
        Due five years to ten years                      500,000       504,530
        Due after ten years                            3,423,917     3,360,519
                                                      ----------     ---------
           Total securities available for sale      $ 17,174,301     17,131,802
                                                      ==========     ==========

     Substantially all of the collateralized  mortgage  obligations at September
          30, 1996 consist of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA) securities.

     Therewere no sales of  securities  available for sale during the year ended
          September 30, 1996. Proceeds from the sale of securities available for sale were approximately $314 thousand during the year ended September 30, 1995, which resulted in gross realized losses of approximately $3 thousand with no gross realized gains.

(4)  Investment Securities Held to Maturity
     The amortized cost and approximate fair value of investment securities held to maturity at September 30, 1996 and 1995 were as follows:


                                                                           September 30, 1996
                                                            ----------------------------------------------------
                                                                           Gross         Gross       Approximate
                                                            Amortized    Unrealized    Unrealized       Fair
                                                               Cost         Gains        Losses         Value
                                                            ---------    ----------    ----------    -----------

         U.S. Government and agency securities             $22,786,722        25,823       297,575    22,514,970
         Mortgage-backed securities                         12,172,235       128,219        93,141    12,207,313
         Other                                                  40,973          --            --          40,973
                                                           -----------   -----------   -----------   -----------
            Total investment securities held to maturity   $34,999,930       154,042       390,716    34,763,256
                                                           ===========   ===========   ===========   ===========

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY



                                                                            September 30, 1995
                                                            ------------------------------------------------------
                                                                             Gross         Gross      Approximate
                                                             Amortized    Unrealized     Unrealized       Fair
                                                                Cost         Gains         Losses         Value
                                                            -----------   ----------     -----------  ------------

         U.S. Government and agency securities              $25,212,733        91,892       208,082    25,096,543
         Mortgage-backed securities                          12,347,680       210,937        13,909    12,544,708
         States and political subdivisions                    6,076,897       127,535        23,904     6,180,528
         Collateralized mortgage obligations                  3,049,399        16,253        30,783     3,034,869
         Other                                                   35,974            --            --        35,974
                                                            -----------   -----------   -----------   -----------
             Total investment securities held to maturity   $46,722,683       446,617       276,678    46,892,622
                                                            ===========   ===========   ===========   ===========

     The amortized  cost and  approximate  fair  value of investment  securities held to maturity at September 30, 1996 and 1995, by contractual maturity, are shown below (mortgage-backed securities and collateralized mortgage obligations are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 1996
                                              --------------------------
                                              Amortized      Approximate
                                                Cost         Fair Value
                                              ---------      -----------

           Due within one year              $ 1,356,955       1,359,080
           Due one year to five years        15,522,024      15,345,804
           Due five years to ten years        6,624,874       6,547,679
           Due after ten years               11,496,077      11,510,693
                                             ----------      ----------
               Total                       $ 34,999,930      34,763,256
                                             ==========      ==========

     Substantially all of the mortgage-backed securities and collateralized mortgage obligations at September 30, 1996, consist of Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association
          (GNMA) securities.

     There were no sales of nvestment securities held to maturity during the years ended September 30, 1996 and 1995, respectively.

                                                                   (Continued)
                                       49

                      AFSALA BANCORP, INC. AND SUBSIDIARY

(5)  Loans Receivable, Net
     A summary of loans receivable at September 30, 1996 and 1995 is as follows:

                                                           1996          1995
                                                           ----          ----
      Loans secured by real estate:
        Conventional one-to-four family mortgages      $42,912,395   43,076,165
        Commercial                                       3,015,220    2,796,597
        Home equity                                     14,665,911    9,770,549
        FHA insured                                        386,048      526,354
        VA guaranteed                                      667,225    1,005,639
                                                        ----------   ----------
                                                        61,646,799   57,175,304
                                                        ----------   ----------
      Other loans:
        Personal secured                                 3,942,824    2,842,050
        Personal unsecured                                 432,707      406,630
        Commercial                                       3,103,577    3,300,957
        Home improvement                                 1,560,032    1,258,587
        Passbook                                           779,494      834,285
        Education                                           91,321      307,396
                                                        ----------   ----------
                                                         9,909,955    8,949,905
                                                        ----------   ----------

                                                        71,556,754   66,125,209
      Less: Allowance for loan losses                     (879,463)    (677,681)
                                                        ----------   ----------
            Loans receivable, net                      $70,677,291   65,447,528
                                                        ==========   ==========

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     Certain conventional mortgage loans held in the Company's loan portfolio are used to secure Federal Home Loan Bank of New York long term borrowings.

     A summary of the allowance for loan losses is as follows:

                                                            1996       1995
                                                            ----       ----

        Balance at beginning of year                    $  677,681    624,855
        Provision for loan losses                          230,000    165,000
        Charge-offs                                        (28,218)  (112,174)
        Recoveries                                               -          -
                                                          --------   --------
        Balance at end of year                          $  879,463    677,681
                                                          ========   ========

     The following table sets forth information with regard to non-performing loans:

                                                            1996        1995
                                                            ----        ----

        Loans in non-accrual status                     $  716,461    518,247
        Loans contractually past due 90 days
         or more and still accruing interest                65,953     78,656
                                                          --------   --------
            Total non-performing loans                  $  782,414    596,903
                                                          ========   ========

     There were no troubled debt restructurings at September 30, 1996 or 1995.

     Accumulated interest on non-accrual loans, as shown above, of approximately
          $33 thousand and $17 thousand was not recognized in interest income during the years ended September 30, 1996 and 1995, respectively. Approximately $29 thousand and $27 thousand of interest on non-accrual loans, as shown above, was collected and recognized as interest income during the years ended September 30, 1996 and 1995, respectively.

     Certain directors  and  executive  officers of the Company are customers of and have other transactions with the Company in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled approximately $301 thousand and $328 thousand at September 30, 1996 and 1995, respectively. Total advances to the directors and executive officers during the years ended September 30, 1996 and 1995 were $0 and $31 thousand, respectively. Total payments made on these loans were approximately $27 thousand and $169 thousand for the years ended September 30, 1996 and 1995, respectively.

     As of September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $40,275, for which the related allowance for loan loss was $4,028. During the year ended September 30, 1996, the average balance of impaired loans was $40,275. No interest income was collected on the impaired loans during the year ended September 30, 1996.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

(6)  Accrued Interest Receivable
     A summary of accrued interest receivable as of September 30, 1996 and 1995 is as follows:

                                                            1996        1995
                                                            ----        ----

         Term deposits with the Federal Home Loan Bank  $   43,900       7,690
         Securities available for sale                     186,706      37,394
         Investment securities held to maturity            432,787     617,944
         Loans receivable                                  493,073     467,626
                                                         ---------   ---------
             Total accrued interest receivable          $1,156,466   1,130,654
                                                         ==========  =========

(7)  Premises and Equipment, Net
     Premises and  equipment at September  30, 1996 and 1995 are  summarized  by
          major classification as follows:                 1996         1995
                                                           ----         -----

         Land and land improvements                    $   388,044     388,044
         Office buildings                                1,128,801   1,128,801
         Leasehold improvements                            370,511     226,845
         Furniture, fixtures and equipment                 929,751     816,889
                                                        ----------   ---------
           Total                                         2,817,107   2,560,579

         Less accumulated depreciation                  (1,113,616)   (946,911)
                                                        ----------   ---------
           Premises and equipment, net                 $ 1,703,491   1,613,668
                                                         =========   =========

     Depreciation included in occupancy and equipment expense amounted to approximately $167 thousand and $146 thousand, for the years ended September 30, 1996 and 1995, respectively.

(8)  Deposits
     Deposit account balances at September 30, 1996 and 1995 are summarized as follows:

                                          Stated
                                           rate             1996           1995
                                           ----             ----           ----

        Savings accounts                      3.00%    $ 36,916,478     34,468,922
        N.O.W. accounts                2.25 - 2.75       10,779,847      8,953,569
        Money market
          accounts                     2.75 - 4.87        7,728,854      5,436,649
        Time deposit accounts:
                                       3.00 - 3.99               --        666,824
                                       4.00 - 4.99       14,505,461      4,811,456
                                       5.00 - 5.99       30,823,393     27,768,045
                                       6.00 - 6.99       15,491,537     23,679,666
                                       7.00 - 7.99        3,012,883      3,884,362
                                       8.00 - 8.99               --        320,095
                                                        -----------     ----------
        Total time deposit accounts                      63,833,274     61,130,448
                                                        -----------     ----------

        Non-interest bearing
          accounts                                        7,201,628      6,082,991
                                                        -----------     ----------
            Total deposits                             $126,460,081    116,072,579
                                                        ===========    ===========

                                                                    (Continued)
                                     52

                       AFSALA BANCORP, INC. AND SUBSIDIARY

     The approximate amount of contractual maturities of time deposit accounts for the years subsequent to September 30, 1996 are as follows:

           Years ended September 30,
           -------------------------
                 1997                                $ 40,907,072
                 1998                                  14,586,538
                 1999                                   2,478,666
                 2000                                   4,616,328
                 2001                                   1,244,670
                                                       ----------
                                                     $ 63,833,274

     At September 30, 1996 and 1995, the aggregate amount of time deposit accounts with balances equal to or in excess of $100 thousand was approximately $6.8 million and $7.4 million, respectively. Deposits in excess of $100 thousand are not Federally insured.

     Interest  expense on  deposits  and  escrow  accounts  for the years  ended
          September 30, 1996 and 1995, is summarized as follows:

                                                          1996          1995
                                                          ----          ----

      Savings accounts                               $  1,057,512    1,089,256
      N.O.W. accounts                                     223,737      192,471
      Money market accounts                               256,736      156,722
      Time deposits                                     3,634,103    2,903,991
      Escrow accounts                                       9,326       10,397
                                                       ----------    ---------
         Total                                       $  5,181,414    4,352,837
                                                       ==========    =========

      Weighted average interest rate at
        end of period                                        4.11%        4.30%
                                                       ==========    =========

(9)  Income Taxes

     The following is a summary of the components of income tax expense for the years ended September 30, 1996 and 1995:

                                                              1996       1995
                                                              ----       ----

      Current tax expense:
         Federal                                          $   71,181   287,572
         State                                                13,634    52,066
      Deferred tax benefit                                   (21,715)  (55,756)
                                                            --------  --------
         Income tax expense                               $   63,100   283,882
                                                            ========  ========

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     Income tax expense for financial reporting purposes is less than the amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the reasons noted in the table below:

                                                             1996       1995
                                                             ----       ----

      Expense at statutory federal tax rate               $ 93,302     303,214
      Tax-exempt income                                    (49,137)    (81,193)
      State income taxes, net of federal tax benefit        16,708      56,064
      Effect of graduated tax rates                         (2,438)          -
      Other, net                                             4,665       5,797
                                                         ---------    --------
         Income tax expense                            $    63,100     283,882
                                                         =========    ========

      Effective tax rate                                      23.0%       31.8%
                                                         ==========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                            1996        1995
                                                            ----        ----

         Deferred tax assets:
           Differences in reporting the provision
            for loan losses and loan charge-offs        $  334,539     296,011
           Other                                            34,516      12,503
                                                         ---------   ---------
               Total gross deferred tax assets             369,055     308,514

               Less valuation allowance                   (200,000)   (200,000)
                                                         ---------   ---------
               Net deferred tax assets                     169,055     108,514
                                                         ---------   ---------

         Deferred tax liabilities:
           Depreciation                                    (26,986)    (12,718)
           Prepaid expenses                                (24,558)          -
               Total deferred tax liabilities              (51,544)    (12,718)

               Net deferred tax asset at end of year       117,511      95,796

               Net deferred tax asset at beginning
                of year                                     95,796      40,040

           Deferred tax benefit for the year               (21,715)    (55,756)
                                                         =========   =========

     In addition to the deferred tax amounts described above, the Company also had a deferred tax asset of approximately $14.5 thousand at September 30, 1996 related to the net unrealized loss on securities available for sale and a deferred tax liability of approximately $2 thousand at September 30, 1995 related to the net unrealized gain on securities available for sale.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     The valuation allowance for deferred tax assets as of October 1, 1994 was $200 thousand. There was no change in the total valuation allowance for the years ended September 30, 1996 and 1995. In maintaining the valuation allowance, the Company takes into consideration the nature and timing of the deferred tax asset items as well as the amount of available open tax carrybacks. The Company has fully reserved its New York State deferred tax asset, which is a significant component of deferred tax assets, due to the lack of carryback and carryforward provisions available in New York State. Any changes in the deferred tax asset valuation allowance is based upon the Company's continuing evaluation of the level of such allowance and the realizability of the temporary differences creating the deferred tax asset.

     As a thrift institution the Bank is allowed a special bad debt deduction which has not been subject to deferred taxes through December 31, 1987 in accordance with SFAS No. 109. Accordingly, no deferred tax liability has been recorded for the tax bad debt reserve at December 31, 1987. This reserve, along with the "supplemental" reserve was approximately $2.5 million at December 31, 1987, will not be subject to tax as long as the Bank doesn't (i) redeem stock or have excess distributions to stockholders or (ii) fail to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes.

(10) Federal Home Loan Bank of New York Long Term Borrowings

     The long term borrowings from the Federal Home Loan Bank of New York are secured by conventional mortgage loans held in the Company's loan portfolio as well as Federal Home Loan Bank of New York stock. The rates on the various advances ranged from 5.07% to 10.30% and 4.50% to 10.30% at September 30, 1996 and 1995, respectively. The weighted average rate on the borrowings was 6.83% and 6.64% at September 30, 1996 and 1995, respectively. The following table sets forth the maturities of the term advances at September 30, 1996:

           Years ended September 30,

                     1997                       $  400,000
                     1998                          350,000
                     1999                          337,500
                     2000                          321,875
                     2001                          181,250
                    2002-2004                      225,000
                                                 ---------
                                                $1,815,625
                                                 =========

(11) Retained Earnings

     As a qualifying thrift institution, the Bank has been eligible to claim special Federal tax deductions substantially in excess of actual loss experience as a tax bad debt reserve. Such reserve, aggregating approximately $2.5 million at December 31, 1995, is included within stockholders' equity in the accompanying consolidated balance sheets. Federal tax law restricts the use of such reserves to charges for bad debts. If this reserve is charged for amounts other than bad debts, taxable income of an identical amount is created. Since ineligible charges to the reserve are not anticipated, no provision has been made for Federal income taxes thereon.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

(12) Related Party Transactions
     The law firm of a Director of the Company provides the majority of the Company's legal services. The Company expensed approximately $62 thousand and $57 thousand, in fees to this law firm for legal services for the years ended September 30, 1996 and 1995, respectively.

     The Company leases certain branch facilities and office space from an entity controlled by a member of the Board of Directors. The leases expire in February 2001. The terms of the leases provide for increased payments each year ranging in total from $20 thousand in the first year to $30 thousand in the last year. Management believes the terms of these leases to be consistent with normal market terms.

     See  also note 5.

(13) Commitments and Contingent Liabilities
     Off-Balance Sheet Financing and  Concentrations  of Credit
     The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, unused personal lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement by the Company.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the commitment to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Unless otherwise noted, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first or second lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

Contract amounts of financial instruments that represent credit risk as of September 30, 1996 and 1995, at fixed and variable interest rates are as follows:



                                                                                  September 30, 1996
                                                                            -----------------------------
                                                                            Fixed      Variable     Total
                                                                            -----      --------     -----
            Commitments outstanding:
             Residential mortgages                                        $ 386,700     629,000   1,015,700
             Unadvanced portion of construction loans                       208,584     124,018     332,602
                                                                          ---------   ---------   ---------
                                                                            595,284     753,018   1,348,302
                                                                          ---------   ---------   ---------

            Unused lines and standby letters of credit:
             Personal lines of credit                                       224,263          --     224,263
             Standby letters of credit                                           --     106,000     106,000
                                                                          ---------   ---------   ---------
                                                                            224,263     106,000     330,263
                                                                          ---------   ---------   ---------
                                                                          $ 819,547     859,018   1,678,565
                                                                          =========   =========   =========

                                                                                  September 30, 1995
                                                                            ------------------------------
                                                                            Fixed      Variable      Total
                                                                            -----      --------      -----
            Commitments outstanding:
             Residential mortgages                                        $ 260,500          --     260,500
             Unadvanced portion of construction loans                       572,051          --     572,051
                                                                          ---------   ---------   ---------
                                                                            832,551          --     832,551
                                                                          ---------   ---------   ---------
            Unused lines and standby letters of credit:
             Personal lines of credit                                       114,409          --     114,409
             Standby letters of credit                                           --      57,000      57,000
                                                                          ---------   ---------   ---------
                                                                            114,409      57,000     171,409
                                                                          ---------   ---------   ---------
                                                                          $ 946,960      57,000   1,003,960
                                                                          =========   =========   =========


     The range of interest rates on fixed rate residential mortgage and unadvanced construction loan commitments was 7.625% to 8.625% at September 30, 1996. The interest rate on unused personal lines of credit was 15.00% at September 30, 1996.


     Commitments on residential mortgage loans generally expire within 60 days of the date of issuance. Funds for construction loans are advanced during the construction phase based upon various stages of completion in accordance with the results of inspection reports. All funds for construction loans are generally advanced within 180 days.

     The Company does not engage in investments in futures contracts, forwards, swaps, or option contracts or other derivative investments with similar characteristics.

     The Company grants residential, consumer, and commercial loans in Montgomery and neighboring counties in New York State. Accordingly, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of this region.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     Lease Commitments
     The Company leases certain branch facilities and office space under noncancelable operating leases. Total expenses under these leases for the years ended September 30, 1996 and 1995, were $97 thousand and $51 thousand, respectively.

     A summary of the future minimum commitments required under noncancelable operating leases as of September 30, 1996 are as follows:

          Years ending September 30,
          --------------------------
                     1997                          $   105,762
                     1998                              109,337
                     1999                              112,362
                     2000                               54,499
                     2001                               12,375
                  Thereafter                                 -
                                                       -------
                                                   $   394,335
                                                       =======

     Legal Proceedings
     The Company is, from time to time, a defendant in legal proceedings relating to the conduct of its business. In the best judgment of management, the financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

(14) Employee Benefit Plans
     The Company's defined 401(k) contribution plan covers all full time employees meeting age and service requirements. The Company matches participant contributions up to a maximum of 4.5%. Costs associated with this plan were $35 thousand and $31 thousand, for the years ended September 30, 1996 and 1995, respectively.

     The Company also has a supplemental employee retirement plan (SERP) for certain executive officers. The expense associated with this plan was approximately $21 thousand of each of the years ended September 30, 1996 and 1995. The SERP is funded annually.

     Employee Stock Ownership Plan
     As part of the conversion discussed in note 2, an employee stock ownership plan (ESOP) was established to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $1,107,800 from the Company and used the funds to purchase 110,780 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of ten years. At September 30, 1996, the loan had an outstanding balance of $1,107,800 and an interest rate of 8.0%. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation.

                                                                   (Continued)
                                       58

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     The Company   accounts  for  the  ESOP  in  accordance  with  the  American
          Institute of Certified Public Accountants' Statement of Position No. 93-6 "Employers' Accounting For Stock Ownership Plans" (SOP 93-6). Accordingly, the shares pledged as collateral are reported as common stock acquired by ESOP in stockholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations. Unallocated ESOP shares are not included in the earnings per share computations. The Company had no compensation expense under the ESOP during the year ended September 30, 1996.

     The  ESOP shares as of September 30, 1996 were as follows:

           Allocated shares                                       -
           Shares released for allocation                         -
           Unallocated shares                               110,780
                                                         ----------
                                                            110,780
                                                         ==========

           Market value of unallocated shares
            at September 30, 1996                       $ 1,107,780
                                                         ==========

(15) Fair Value of Financial Instruments
     SFAS No.  107,  "Disclosure  about  Fair  Value of  Financial  Instruments"
          requires the Company to disclose estimated fair values for its financial instruments. SFAS No. 107 defined fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no ready market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                                   (Continued)
                                       59

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities and premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses, which can have a significant effect on fair value estimates, have not been considered in the estimates of fair value under SFAS No. 107.

     In addition, there are significant intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits," the Company's branch network, and other items generally referred to as "goodwill."

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996:

                                                          September 30, 1996
                                                        -----------------------
                                                        Carrying      Estimated
                                                         Amount      Fair Value
                                                        --------     ----------
                                                             (in thousands)

      Cash and cash equivalents                     $     27,016        27,016
      Securities available for sale                       17,132        17,132
      Investment securities held to maturity              35,000        34,763
      Federal Home Loan Bank of New York stock               565           565
      Loans                                               71,556        71,631
         Less:  Allowance for loan losses                   (879)            -
            Loans receivable, net                         70,677        71,631
      Accrued interest receivable                          1,156         1,156
                                                      ----------     ---------
               Total financial assets               $    151,546       152,263
                                                      ==========     =========

      Savings, N.O.W, money market and non-
        interest bearing accounts                         62,627        62,627
      Time deposit accounts                               63,833        64,232
      Federal Home Loan Bank of New York long
        term borrowings                                    1,816         1,842
      Escrow accounts                                        365           365
      Accrued interest payable                                19            19
                                                      ----------     ---------
               Total financial liabilities          $    128,660       129,085
                                                      ==========     =========


     Financial Instruments with Carrying Amount Equal to Fair Value
     The carrying amount of cash and due from banks, federal funds sold, term deposits with the Federal Home Loan Bank (collectively defined as "cash and cash equivalents"), accrued interest receivable, escrow accounts, and accrued interest payable is considered to be equal to fair value as a result of their short-term nature.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     Securities Available for Sale,  Investment  Securities Held to Maturity and
          Federal Home Loan Bank of New York Stock
     Securities available for sale and investment securities held to maturity are financial instruments which are usually traded in broad markets. Fair values are based upon bid quotations received from either quotation services or securities dealers. The estimated fair value of stock in the Federal Home Loan Bank of New York is assumed to be its cost given the lack of a public market available for this investment.

     Loans
     Fair values are  estimated for  portfolios of loans with similar  financial characteristics. Loans are segregated by type such as one-to four-family, commercial real estate, consumer and commercial loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

     The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity, adjusted for estimated prepayments.

     Fair value for nonperforming loans is based on recent external appraisals and discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

     Deposit Liabilities
     UnderSFAS No. 107, the fair value of deposits with no stated maturity, such as savings deposits, N.O.W deposits, money market deposits, and non-interest bearing deposits, must be stated at the amount payable on demand as of September 30, 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimate of deposit liabilities in the foregoing table does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

     Federal Home Loan Bank of New York Long Term Borrowings
     Fair value is estimated by discounting scheduled cash flows based on current rates available to the Company for similar types of borrowing arrangements.

     Commitments to Extend Credit and Standby Letters of Credit
     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current level of interest rates and the committed rates. The fair value of commitments to extend credit and standby letters of credit is based on fees currently charged for similar agreements or on the cost to terminate them or otherwise settle the obligations with the counterparties. Fees such as these are not a major part of the Company's business and in the Company's business territory are not currently a normal business practice.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

(16) Regulatory Capital Requirements
     OTS capital regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1996, the Bank was required to maintain a minimum ratio of tangible capital to tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

     Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

     Management  believes  that,  as of September  30, 1996,  the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of September 30, 1996, compared to the OTS minimum bank capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution. Although the OTS capital regulations apply at the Bank level only, the Company's consolidated capital amounts and ratios are also presented. The OTS does not have a holding company capital requirement.

                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements, Continued




                                                                   OTS Bank Capital Requirements
                                                             -------------------------------------------
                                                               Minimum Capital       For Classification
                                         Actual                   Adequacy           as Well Capitalized
                                 --------------------        ------------------      -------------------
                                 Amount         Ratio        Amount      Ratio       Amount        Ratio
                                 ------         -----        ------      ------      ------        -----
                                                            (Dollars in thousands)

Tangible capital:
   Bank only                   $ 13,816         8.99%     $  2,306        1.50%
   Consolidated                  20,619        13.41           N/A         N/A

Core (Tier 1) capital:
   Bank only                     13,816         8.99         4,612        3.00     $  6,635          5.00%
   Consolidated                  20,619        13.41           N/A         N/A         N/A            N/A

Risk-based capital:
   Core (Tier 1):
      Bank only                  13,816        21.68                                  3,824          6.00
      Consolidated               20,619        32.35                                   N/A            N/A

   Total:
      Bank only                  14,573        22.86         5,099        8.00        6,374         10.00
      Consolidated               21,376        33.54           N/A         N/A         N/A            N/A



                                                                   (Continued)

                      AFSALA BANCORP, INC. AND SUBSIDIARY

     (17) Parent Company Only Financial Statements The following information presents the financial position of AFSALA Bancorp, Inc. (Parent Company) at September 30, 1996. The results of its operations and cash flows for the year then ended are not applicable as there was no activity prior to its initial public offering on September 30, 1996.

                  Balance Sheet                             September 30, 1996
                  -------------                             ------------------

           Assets:
              Loan receivable from subsidiary bank             $  5,695,128
              Loan receivable from ESOP                           1,107,800
              Investment in equity of bank subsidiary            13,787,944
                                                                 ----------
                    Total assets                               $ 20,590,872
                                                                 ==========

           Stockholders' Equity:
              Preferred stock, $0.10 par value;
               authorized 500,000 shares; none issued                     -
              Common stock, $0.10 par value; authorized
                3,000,000 shares; 1,454,750 shares issued
                and outstanding at September 30, 1996               145,475
              Additional paid-in capital                         13,460,381
              Retained earnings, substantially restricted         8,120,864
              Common stock acquired by ESOP (110,780 shares)     (1,107,800)
              Net unrealized loss on securities available
                for sale, net of tax                                (28,048)
                                                                 ----------
                    Total stockholders' equity                 $ 20,590,872
                                                                 ==========

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Previously reported in a Registration Statement on Form S-1 (File No. 333-06399) filed with the Securities and Exchange Commission on June 20, 1996 and amended on August 1, 1996.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(b) of the Exchange Act
--------------------------------------

      The following table sets forth information with respect to each nominee for director and director continuing in office as well as all directors and executive officers as a group.


                                                                             Shares of
                                                                  Current  Common Stock
                                                     Director      Term    Beneficially   Percent of
Name                  Age(1)         Position        Since(2)     Expires   owned(1)(3)     Class
-------------------  ---------  ------------------  -----------  --------  -------------  --------

                                NOMINEES FOR TERMS TO EXPIRE IN 2000

John M. Lisicki         50      President, Chief       1984        1997     10,063           --(5)
                                Executive Officer,
                                and Director
Dr. Daniel J. Greco     68      Director               1980        1997      6,500(4)        --(5)

                                   DIRECTORS CONTINUING IN OFFICE

Dr. Ronald S. Tecler    57      Director               1994        1998     15,000(4)       1.0%
John A. Tesiero, Jr.    69      Director               1994        1998     15,000          1.0%
John A. Kosinski, Jr.   69      Director               1959        1999     10,090           --(5)
Joseph G. Opalka        56      Director               1975        1999      7,500(4)        --(5)
Florence B. Opiela      81      Director               1984        1999      2,500           --(5)
All directors and
executive officers as                                                       73,249(4)       5.0%
a group (9 persons)


---------------------------------------
(1)  At September 30, 1996.
(2) Refers to the year the individual first became a director of the Company or the Bank. All directors of the Bank became directors of the Company upon its formation.
(3) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.
(4) Excludes 110,780 shares of Common Stock held under the ESOP for which individuals serve as members of the ESOP Committee or Trustee Committee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity. See "Item 10. Executive Compensation - Benefits - Employee Stock Ownership Plan."
(5)  Less than 1.0%.

      The following individuals are non-director executive officers of the Company and hold the offices in the Company set forth below opposite their names.

Name                      Age (1)     Positions Held With the Company
----                      -------     -------------------------------

James J. Alescio             35       Treasurer and Chief Financial Officer

Benjamin W. Ziskin           38       Vice President


-------------------------
(1)   At September 30, 1996.


Biographical Information

      The business experience of each director and executive officer of the Bank is set forth below. All directors and executive officers have held their present positions for a minimum of five years unless otherwise stated.

      John M. Lisicki has been the President and Chief Executive Officer of the Bank since 1978 and of the Company since its formation. Mr. Lisicki is the Chairman of the Board of Amsterdam Memorial Hospital, a former President and a board member of Industries for Amsterdam, Inc., the president and a board member of Foundation Liberty Enterprises, a board member and former Vice President of the Amsterdam Free Library, a board member of the Sarah J. Sanford Home for Elderly Women, and a former board member of the Hospice Foundation.

     Dr. Daniel J. Greco has been a director of the Bank since 1980 and a director of the Company since its formation. Dr. Greco is a former school teacher and the retired superintendent of the Greater Amsterdam School District. Dr. Greco serves on the Board of Directors of the Amsterdam Memorial Hospital and Industries for Amsterdam and is active in the Rotary Club, the Elks Club, and the Boy Scouts of America.

     Dr. Ronald S. Tecler has been a director of the Bank since 1994 and of the Company since its formation. Dr. Tecler is the majority stockholder of a professional corporation engaged in the practice of dentistry in Amsterdam, New York and has practiced dentistry since 1971. Dr. Tecler is the Chairman of the Board of the Amsterdam Urban Renewal Agency, a board member of Industries for Amsterdam, Inc., the Vice President of the Twin Rivers Boy Scout Council, and is active in the Amsterdam Rotary Club and the St. Mary's Hospital at Amsterdam Foundation.

     John A. Tesiero, Jr. has been a director of the Bank since 1994 and of the Company since its formation. Mr. Tesiero is the sole owner of Cranesville Block Co., Inc., a construction supply business supplying ready mix concrete, concrete block, sand, gravel, and stone, located in Amsterdam, New York.

     John A. Kosinski, Jr., has been a director of the Bank since 1959 and of the Company since its formation. Mr. Kosinski is an attorney in Amsterdam, New York and has practiced law since 1953. Mr. Kosinski serves as counsel for the Bank. Mr. Kosinski is a Director Emeritus of the St. Mary's Hospital at Amsterdam Foundation and is active in the Liberty House, the Elks Club, the Montgomery County Chamber of Commerce, the Montgomery County Economic Development Corp., the American and Montgomery County Bar Associations, and the New York Trial Association.

     Joseph G. Opalka has been a director of the Bank since 1975 and of the Company since its formation. Mr. Opalka is a certified public accountant and the sole owner of Joseph G. Opalka C.P.A., a public accounting firm. Mr. Opalka also serves as an adjunct faculty member of the Schenectady County Community College and from 1969 to 1993 was the Vice President of Finance for Amsterdam Printing & Litho Corp., a mail order company. Mr. Opalka serves as a director of Rehabilitation Support Services, Inc. and is active in the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Florence B. Opiela has been a director of the Bank since 1984 and of the Company since its formation. Ms. Opiela is a retired Executive Vice President of the Bank. Ms. Opiela is a member of the St. Mary's Hospital volunteers, St. Mary's Hospital Auxiliary, Inc., and St. Stanislaus Rosary Auxiliary. Ms. Opiela is also active in the Amsterdam Free Library and the Walter-Elwood Museum.

      James J. Alescio served as the Assistant Treasurer of the Bank from 1984 to 1987 and was appointed Treasurer and Chief Financial Officer of the Bank in 1993 and of the Company upon its formation. From 1987 to 1993, Mr. Alescio was a senior accountant with John G. Gilooly, C.P.A.'s, an independent public accounting firm. Mr. Alescio in a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants.

      Benjamin W. Ziskin served as the Treasurer of the Bank from 1985 to 1993 and was appointed Vice President of the Bank in 1989 and of the Company upon its formation. Mr. Ziskin is a board member and past Treasurer of the Capital District League of Savings Institutions, a board member and President of the Montgomery Transitional Services, a board member and Secretary of the Amsterdam Housing Authority, a past President and Treasurer of the Montgomery County Big Brothers/Big Sisters, and a past board member of The Amsterdam City Center and the St. Mary's Hospital at Amsterdam Foundation.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Common Stock is registered pursuant to Section 12(g) of the 1934 Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC") disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of such ownership reports, to Company's knowledge, no officer, director, or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended September 30, 1996.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

      Members of the Board of Directors of the Company are not compensated for service on the Board of Directors. Members of the Board of Directors of the Bank received fees of $1,000 per month during the fiscal year ended September 30, 1996 for attendance at meetings of the Board of Directors of the Bank. No additional fees are paid to board members for attendance at committee meetings. The Bank paid a total of $84,000 in director fees for the year ended September 30, 1996.

Executive Compensation

      Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the President and Chief Executive Officer of the Company. All compensation was paid by the Bank. No other executive officer of the Company had a salary and bonus during the year ended September 30, 1996 that exceeded $100,000 for services rendered in all capacities to the Company.



                                               Annual Compensation
                                 -------------------------------------------------------
Name and Principal                                       Other Annual       All Other
Position               Year(1)   Salary(2)    Bonus     Compensation(3)  Compensation(4)
------------------     -------   ---------    -----     ---------------  ---------------
John M. Lisicki         1996     $ 127,000    $  --      $  19,105          $ 6,479
President and Chief
Executive Officer       1995       110,452    3,000         18,390            5,522



-------------
(1) The Company first issued Common Stock registered under ss. 12(g) of the 1934 Act effective September 30, 1996; therefore, less than 3 years of compensation data is presented.
(2)   Includes board of director's fees.
(3) Consists of the accrual of $17,355 and $16,640 of salary under the Supplemental Retirement Plan for the fiscal years ended September 30, 1996 and 1995, respectively. See "- Supplemental Retirement Plan." Also, includes the value of automobile use during the fiscal years ended September 30, 1996 and 1995.
(4) Includes Bank contribution of $1,188 and $1,008 to term life insurance and matching contribution of $5,291 and $4,514 to the 401(k) Plan for the fiscal years ended September 30, 1996 and 1995, respectively.

      Employment and Severance Agreements. In February 1996, the Bank entered into employment agreements with John M. Lisicki, President and Chief Executive Officer and certain other officers of the Bank. Mr. Lisicki's salary under the employment agreement was based on his then current salary, $115,000. Mr. Lisicki's employment agreement is for a term of three years. The agreements are terminable by the Bank for "just cause" as defined in the agreements. If the Bank terminates the employee without just cause, the employee will be entitled to a continuation of the employee's salary from the date of termination through the remaining term of the agreement. Mr. Lisicki's employment agreement contains a provision stating that in the event of the termination of employment in connection with any future change in control of the Bank, as defined in the agreement, Mr. Lisicki will be paid in a lump sum an amount equal to 2.99 times Mr. Lisicki's five year average annual cash compensation. In addition, the Bank has entered into severance agreements with three key employees, which provide a severance payment upon termination without just cause in the event of a change in control, as defined in the agreements. If such payments were made under the agreements to the above officers and key employees at September 30, 1996, such payments would equal approximately $686,000. The aggregate payments that would be made to such individuals would be an expense to the Bank, thereby reducing net income and the Bank's capital by that amount, adjusted as appropriate for income tax effects. The agreements may be renewed annually by the Board of Directors upon a determination of satisfactory performance within the Board's sole discretion.

      Supplemental Retirement Plan. The Bank has adopted a supplemental retirement plan ("SERP") for the benefit of John M. Lisicki, President and one other officer of the Bank in connection with the termination of a defined benefit retirement plan in fiscal 1994. The purpose of the SERP is to furnish the participants with supplemental post-retirement benefits in addition to those which will be provided under the Bank's 401(k) Plan. After an analysis of the retirement benefits provided to all employees, the Bank determined that most employees would benefit more from a 401(k) savings plan than the defined benefit retirement plan. The SERP was adopted to compensate Mr. Lisicki and the other officer so that when the benefits under the SERP are added to the benefits under the 401(k) Plan, the retirement benefits are approximately equal to the retirement benefits these same officers would have received under the terminated defined benefit retirement plan. The targeted level of retirement benefits under the SERP are calculated as 60% of the Mr. Lisicki's final average compensation (as defined in the SERP), as adjusted to take into account certain other retirement benefits. Annually, a sum equal to 16.99% of Mr. Lisicki's annual salary is expensed by the Bank for the benefit of Mr. Lisicki. The SERP provides that the Bank can pay the benefits under the SERP either as a single lump sum payment, by purchasing a straight life or joint and survivor annuity, or in monthly installments over five, ten, or fifteen years. Payments under the SERP will be accrued for financial reporting purposes based upon the yearly credit by the Bank to the account of the officer. Upon receipt of payment of benefits, the participant will recognize taxable ordinary income in the amount of such payments received and the Bank will be entitled to recognize a tax-deductible compensation expense at that time for tax return purposes. Benefits under the SERP are immediately payable upon death or disability of the participant, or upon involuntary termination of the participant prior to the officer obtaining the age of 55 or obtaining 20 years of credited service under the SERP. For the fiscal year ended September 30, 1996, expenses associated with the SERP totaled approximately $21,000.

Benefits

      Employee Stock Ownership Plan. The Bank has established an employee stock ownership plan, the ESOP, for the exclusive benefit of participating employees. Participating employees are employees who have completed one year of service with the Bank and have attained the age 21. The Bank will submit to the IRS an application for a letter of determination as to the tax-qualified status of the ESOP. Although no assurances can be given, the Bank expects that the ESOP will receive a favorable letter of determination from the IRS.

      The ESOP is funded by tax-deductible contributions made by the Bank in cash or the Common Stock. Benefits may be paid either in shares of the Common Stock or in cash. The ESOP borrowed funds from the Company with which it acquired 110,780 shares. The loan is for a term of ten years at an annual interest rate equal to the prime rate as published in The Wall Street Journal. Shares of Common Stock are held in a suspense account for allocation among participants as the loan is repaid. The Bank anticipates contributing approximately $110,780 annually to the ESOP to meet principal obligations under the ESOP loan.

      The Board of Directors has appointed non-employee directors to the ESOP Committee to administer the ESOP and to serve as the initial ESOP Trustees. The Board of Directors or the ESOP Committee may instruct the ESOP Trustees regarding investments of funds contributed to the ESOP. The ESOP Trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares and allocated shares for which no timely direction is received will be voted by the ESOP Trustees as directed by the Board of Directors or the ESOP Committee, subject to the Trustees' fiduciary duties. As of September 30, 1996, no shares had been allocated under the ESOP.

      401(k) Savings Plan. The Bank sponsors a tax-qualified defined contribution savings plan ("401(k) Plan") for the benefit of its employees. Employees become eligible to participate under the 401(k) Plan after reaching age 21 and completing one year of service.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

      Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). The following table sets forth, as of September 30, 1996, persons or groups who own more than 5% of the Common Stock. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at September 30, 1996.



                                                                   Percent of Shares of
                                           Amount and Nature of         Common Stock
Name of Beneficial Owner                   Beneficial Ownership         Outstanding
---------------------------                --------------------    --------------------
Amsterdam Federal Bank Employee Stock             110,780                   7.6%
Ownership Plan
161 Church Street, Amsterdam, New York


      (b)   Security Ownership of Management

      Security ownership of the directors and named executive officers is included herein in response to Item 9.

      (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      Director John A. Kosinski, Jr., is an attorney in Amsterdam, New York, and performs legal work for the Bank, consisting of mortgage title reviews and closings on loans. During the fiscal year ended September 30, 1996, Mr. Kosinski collected fees of $62,000 from the Bank, in connection with this legal work, which fees were in excess of 5% of the total gross revenues of Mr. Kosinski's firm.

      Director Tesiero is a principal and substantial owner of the Amsterdam Riverfront Center (the "Center"). The Bank has recently entered into two leases with the Center to lease space to house portions of the Bank's operations and possibly a small branch office with an ATM. The leases are for a term of five years with an option to renew the leases for another five years. The leases with the Center are at a rent that was equivalent to the market rate at the time the leases were entered into and the Bank will pay approximately $125,000 in lease payments over five years for the use of approximately 7,000 square feet. The spaces leased by the Bank make up two of the 64 spaces available in the Center.

      The Bank had no "interlocking" relationships existing on or after September 30, 1996 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the Bank's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Bank's Board of Directors.

      The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers and directors. Such loans a) have been made in the ordinary course of business, b) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and c) do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

      (a)   The following documents are filed as a part of this report:

            1. The following consolidated financial statements and the report of independent accountants of the Registrant included under Item 7 are incorporated herein by reference.

      Report of Independent Auditors

      Consolidated Balance Sheets as of September 30, 1996 and 1995.

      Consolidated Statements of Income for the Years Ended September 30, 1996 and 1995.

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996 and 1995.

      Consolidated Statements of Cash Flows for the Years Ended September 30, 1996 and 1995.

      Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          3. The following exhibits are included in this Report or incorporated herein by reference:

            (a)   List of Exhibits:

            3.1   Articles of Incorporation of AFSALA Bancorp, Inc.*

            3.2   Bylaws of AFSALA Bancorp, Inc.*

            10.1  Employment contract with John M. Lisicki

            10.2. Supplemental  Retirement  Benefit  Agreement  with  John  M.
                  Lisicki*

            21    Subsidiaries of the Registrant**

            27    Financial Data Schedule

            (b)   Reports on Form 8-K.

            None.

---------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333- 06399) declared effective by the SEC on August 9, 1996.

**   See  information   provided  herein  at  "Item  1.  Business  -  Subsidiary
     Activity."

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AFSALA BANCORP, INC.

Dated:  December 24, 1996                  By:   /s/ John M. Lisicki
                                                 -------------------
                                                 John M. Lisicki
                                                 President, Chief Executive
                                                 Officer and Director (Duly
                                                  Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ John M. Lisicki                  By:
      --------------------------------           ------------------------------
      John M. Lisicki                            Dr. Daniel J. Greco
      President, Chief Executive Officer         Director
      and Director (Principal Executive
      Officer)

Date: December 24, 1996                    Date: December ____, 1996


By:   /s/ Dr. Ronald S. Tecler             By:
      -------------------------------           -------------------------------
      Dr. Ronald S. Tecler                      John A. Tesiero, Jr.
      Director                                  Director

Date: December 24, 1996                    Date: December ____, 1996


By:   /s/ Joseph G. Opalka                 By:
      ------------------------------            -------------------------------
      Joseph G. Opalka                          Florence B. Opiela
      Director                                  Director

Date: December 24, 1996                   Date: December ____, 1996


By:   /s/ James J. Alescio                By:   /s/ John A. Kosinski, Jr.
      -----------------------------             -------------------------------
      James J. Alescio                          John A. Kosinski, Jr.
      Treasurer and Chief Financial             Director
        Officer
      (Principal Financial and Accounting
        Officer)

Date: December 24, 1996                   Date: December 24, 1996