Form 10QSB
period 1996-12-31
AFSALA BANCORP INC
filed 1997-02-14
CIK 1016931

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

     (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 31, 1996
                                 -----------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number: 0-21113

                             AFSALA Bancorp, Inc.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                             14-1793890
--------------------------------                           -------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

                               161 Church Street
                          Amsterdam, New York  12010
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (518) 842-5700
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Number of shares outstanding of each issuer's classes of common equity as of February 7, 1997: 1,454,750

      Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

                              AFSALA BANCORP, INC.

                                      INDEX


PART I - CONSOLIDATED FINANCIAL INFORMATION                                 Page No.
                                                                            --------

Item 1    Financial Statements.............................................     1

            Consolidated Balance Sheets as of December 31, 1996
            (unaudited) and September 30, 1996.............................     1

            Consolidated Statements of Income for the three
            months ended December 31, 1996 and 1995 (unaudited)............     2

            Consolidated  Statements  of Cash Flows for the
            three  months  ended December 31, 1996 and 1995 (unaudited)....     3

            Notes to (unaudited) Consolidated Interim Financial Statements.     4

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................     5

PART II - OTHER INFORMATION

Item 1    Legal Proceedings................................................     16

Item 2    Changes in Securities............................................     16

Item 3    Defaults upon Senior Securities..................................     16

Item 4    Submission of Matters to a Vote of Security Holders..............     16

Item 5    Other Information................................................     16

Item 6    Exhibits and Reports on Form 8-K.................................     16

SIGNATURES


                       AFSALA BANCORP,INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 December 31,    September 30,
                      Assets                                        1996             1996
                      ------                                    --------------   --------------

         Cash and due from banks                                 $  4,440,393     $  4,816,392
         Federal funds sold                                         3,100,000       19,200,000
         Term deposits with the Federal Home Loan                   7,000,000        3,000,000
         Bank
                                                                --------------   --------------
                     Total cash and cash equivalents               14,540,393       27,016,392
                                                                --------------   --------------

         Securities available for sale, at                         15,890,167       17,131,802
         approximate fair value
         Investment securities held to maturity                    43,557,680       34,999,930
         Federal Home Loan Bank of New York stock,                    565,300          565,300
         at cost
         Loan receivable, net                                      72,189,769       70,677,291
         Accrued interest receivable                                1,262,475        1,156,466
         Premises and equipment, net                                1,673,626        1,703,491
         Other assets                                                 166,688          426,015
                                                                --------------   --------------
                 Total assets                                    $149,846,098     $153,676,687
                                                                ==============   ==============



                      Liabilities and Stockholders' Equity
                      ------------------------------------

         Liabilities:
             Deposits                                             125,665,596      126,460,081
             Federal Home Loan Bank of New York long term
                 borrowings                                         1,706,250        1,815,625
             Escrow accounts                                          451,891          365,187
             Accrued expenses and other liabilities                 1,105,673        4,444,922
                                                                --------------   --------------
                 Total liabilities                                128,929,410      133,085,815

         Commitments and contingent liabilities

         Stockholders'  Equity:
             Preferred stock, $0.10 par value; authorized
                 500,000 shares; none issued                                -                -
             Common stock, $0.10 par value; authorized
                 1,454,750 shares issued and
                 outstanding                                          145,475          145,475
             Additional paid-in capital                            13,465,092       13,460,381
             Retained earnings, substantially restricted            8,390,464        8,120,864
             Common stock acquired by ESOP                        (1,080,105)       (1,107,800)
             Net unrealized (loss) on securities
                 available for sale, net of tax                       (4,238)          (28,048)
                                                                --------------   --------------

                 Total stockholders' equity                       20,916,688        20,590,872
                                                                --------------   --------------

                 Total liabilities and stockholders' equity     $149,846,098      $153,676,687
                                                                ==============   ==============


See accompanying notes to unaudited consolidated interim financial statements

                       AFSALA BANCORP,INC. AND SUBSIDIARY
                        Consolidated Statements of Income
              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                               1996             1995
                                                                           -----------      ------------

       Interest and dividend income:
           Interest and fees on loans                                      $1,518,654        $1,396,813
           Interest on Federal funds sold                                     110,052            80,228
           Interest on FHLB term deposits                                     106,888            23,238
           Interest on securities available for sale                          234,755            31,872
           Interest on investment securities                                  635,758           664,251
           Dividends on Federal Home Loan Bank of New York stock                9,393             9,776
                                                                           -----------      ------------
                   Total interest and dividend income                       2,615,500         2,206,178
                                                                           -----------      ------------

       Interest expense:
           Deposits and escrow accounts                                     1,302,506         1,283,433
           Federal Home Loan Bank of New York long term
              borrowings                                                       30,897            39,316
                                                                           -----------      ------------
                   Total interest expense                                   1,333,403         1,322,749
                                                                           -----------      ------------

                   Net interest income                                      1,282,097           883,429
                                                                           -----------      ------------

       Provision for loan losses                                               80,000            30,000
                                                                           -----------      ------------
                   Net interest income after provision for loan losses      1,202,097           853,429

       Non-interest income:
           Service charges on deposit accounts                                110,338            88,431
           Other                                                               13,011             2,907
                                                                           -----------      ------------
                   Total non-interest income                                  123,349            91,338
                                                                           -----------      ------------


       Non-interest expense:
           Compensation and benefits                                          371,803           325,724
           Occupancy and equipment                                            133,438           111,331
           FDIC deposit insurance premium                                      55,317            63,051
           Data processing fees                                                69,967            65,788
           Professional service fees                                           58,750            32,849
           Advertising                                                         14,389            10,354
           Supplies                                                            25,838            12,979
           Other                                                              179,113           114,263
                                                                           -----------      ------------
                   Total non-interest expense                                 908,615           736,339
                                                                           -----------      ------------

                   Income before income tax expense                           416,831           208,428

       Income tax expense                                                     147,231            58,100
                                                                           -----------      ------------

                   Net Income                                              $  269,600        $  150,328
                                                                           ===========      ============


                   Net Income per share                                    $     0.20               N/A
                                                                           ===========      ============



See accompanying notes to unaudited consolidated interim financial statements

                       AFSALA BANCORP,INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                         Three months ended December 31,
                                   (Unaudited)



                                                                      1996                1995
                                                                -----------------    ----------------
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
    Net income                                                      $   269,600         $   150,328
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
              Depreciation                                               51,837              42,216
              Provision for loan losses                                  80,000              30,000
              ESOP Compensation expense                                  32,406                   -
              (Increase) decrease in accrued interest receivable       (106,009)             57,755
              Decrease in other assets                                   259,327             43,355
              (Decrease) increase in accrued expenses and other
                 liabilities                                         (3,351,517)             91,275
                                                                    -----------         ------------
                                                                     (3,033,956)            264,601
                                                                    -----------         ------------
                                                                     (2,764,356)            414,929
                                                                    -----------         ------------

Cash flows from investing activities:
    Proceeds from the maturity and call of securities available
       for sale                                                       1,777,713                  842
    Purchase of securities available for sale                          (500,000)                   -
    Proceeds from the maturity and call of investment securities      2,439,094            3,117,245
    Purchase of investment securities                               (10,996,844)          (2,426,899)
    Net loans made to customers                                      (1,592,478)          (1,492,177)
    Capital expenditures                                                (21,972)             (49,518)
                                                                    -----------         ------------
                                                                     (8,894,487)            (850,507)
                                                                    -----------         ------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                (794,485)           3,202,845
    Net increase in escrow accounts                                      86,704              126,327
    Repayments on long term borrowings from the Federal
         Home Loan Bank                                                (109,375)            (109,375)
                                                                    -----------         ------------
                                                                       (817,156)           3,219,797
                                                                    -----------         ------------

Net increase (decrease) in cash and cash equivalents                (12,475,999)           2,784,219
Cash and cash equivalents at beginning of period                     27,016,392            9,673,328
                                                                    -----------         ------------
Cash and cash equivalents at end of period                          $14,540,393         $ 12,457,547
                                                                    ===========         ============

Additional Disclosures Relative to Cash Flows:
    Interest paid                                                   $ 1,329,364         $  1,322,365
                                                                    ===========         ============

    Taxes paid                                                      $   134,130         $     40,000
                                                                    ===========         ============

Supplemental schedules of non-cash investing and financing
      activities:
    Investment securities held to maturity transferred to
         securities available for sale                              $         -         $ 16,602,489
                                                                    ===========         ============

    Change in net unrealized gain (loss) on securities
      available for sale, net of tax                                $    23,810         $      2,734
                                                                    ===========         ============


See accompanying notes to unaudited consolidated interim financial statements

                              AFSALA Bancorp, Inc.
           Notes to Unaudited Consolidated Interim Financial Statements

1.    Presentation of Financial Information

      The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of December 31, 1996, the Consolidated Statements of Income for the three months ended December 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire year ending September 30, 1997. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1996 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc.'s 1996 Annual Report on Form 10-KSB.

2.    Earnings Per Share

      Earnings per share for the quarter ended December 31, 1996 has been determined by dividing net income by the weighted average number of shares of common stock outstanding for the quarter. Shares of common stock outstanding are reduced by the Company's Employee Stock Ownership Plan
      (ESOP) shares that have not been committed to be released in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Earnings per share for the quarter ended December 31, 1995 are not applicable as there were no shares outstanding during this time period.

3.    Employee Stock Ownership Plan

      On December 31, 1996, the Company was committed to release 2,770 shares of its common stock owned by the Company's ESOP. The commitment resulted in approximately $32 thousand of additional compensation cost.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     AFSALA Bancorp, Inc. (the Company) is a Delaware corporation organized in June 1996 at the direction of Amsterdam Federal Bank (the Bank) to acquire all of the capital stock that the Bank issued upon the Bank's conversion from the mutual to stock form of ownership. On September 30, 1996, the Company completed its initial public stock offering, issuing 1,454,750 shares of $.10 par value common stock at $10.00 per share. Net proceeds to the Company were $13.6 million after conversion costs. Approximately $1.1 million of the proceeds were utilized to fund a loan by the Company to the Company's Employee Stock Ownership Plan
(ESOP) which purchased 110,780 shares of the Company's common stock during the offering. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank subsequent to September 30, 1996 include the Company unless the context otherwise indicates.

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

      The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At December 31, 1996, the Bank's loans receivable, net, to assets ratio was 48.2% up from 46.0% at September 30, 1996. At December 31, 1996 and September 30, 1996, $62.3 million or 49.6% and $62.6 million or 49.5%, respectively of total deposits were in non-time deposit accounts.

Financial Condition

     Total assets decreased by $3.8 million or 2.5% to $149.8 million at December 31, 1996 from $153.7 million at September 30, 1996, primarily due to the payment of cashier checks which were issued and outstanding on September 30, 1996 to refund the over-subscriptions related to the Company's initial public offering. Cashier checks are drawn upon deposit accounts at the Bank and are classified as accrued expenses and other liabilities until ultimately paid through the Bank's Federal Reserve correspondent account. The payment of these cashier checks resulted in the decrease of accrued expenses and other liabilities from $4.4 million at September 30, 1996 to $1.1 million at December 31, 1996, a decrease of $3.3 million or 75.1%.

      The Company's deposits remained stable at $125.7 million at December 31, 1996 as compared to $126.5 million at September 30,1996. The change was primarily due to checking acount activity during the quarter.

      The Company's securities available for sale decreased $1.2 million or 7.2% to $15.9 million at December 31, 1996 from $17.1 million at September 30, 1996, primarily due to scheduled maturities or called securities. The Company's investment securities held to maturity increased by $8.6 million or 24.5% to $43.6 million at December 31, 1996, up from $35.0 million at September 30, 1996, primarily because of the investment of the proceeds of the offering into higher yielding instruments.

      The Company's net loans receivable increased by $1.5 million or 2.1% to $72.2 million at December 31,1996 up from $70.7 million at September 30, 1996 due to increased loan activity primarily in residential mortgage and home equity loans.

      Stockholders' equity increased by $326 thousand or 1.6% to $20.9 million at December 31, 1996 from $20.6 million at September 30, 1996. The increase was primarily the result of earnings for the period ended December 31, 1996. Equity at December 31, 1996 was also effected by 2,770 common stock shares committed to be released by the Company's ESOP.

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

     In an effort to reduce interest rate risk and protect itself from the negative effects of rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including (i) originating, for its portfolio, a large base of adjustable-rate residential mortgage loans, and (ii) maintaining substantial levels of interest bearing term deposits, federal funds, and securities with one to five year terms to maturity.

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

      The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's net interest rate spread increased for the three months ended December 31, 1996 from the three months ended December 31, 1995 from 2.52% to 2.82%.

      In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

Average Balance Sheet, Interest Rates, and Yield



                                                              For the Three Months Ended December 31,
                                                 ------------------------------------------------------------------
                                                              1996                               1995
                                                 -------------------------------     ------------------------------
                                                  Average              Average       Average              Average
                                                  Balance   Interest Yield/Cost      Balance    Interest  Yield/Cost
                                                                       (1)                                (1)
                                                                      (Dollars in Thousands)
Interest-earning assets:
   Federal funds                                $    8,271 $     110       5.28 %  $    6,045   $    80       5.26 %
   sold
   Term deposits with Federal Home Loan Bank         7,803       107       5.44         1,600        23       5.72
   of New York
   Securities available for sale                    16,802       235       5.55         2,313        32       5.50
   Investment securities held to maturity           38,771       636       6.51        45,825       664       5.76
   Federal Home Loan Bank of New York stock,           565         9       6.32           566        10       7.03
   at cost
   Loans                                            71,459     1,518       8.43        66,457     1,397       8.36
   receivable, net
   (2)
      Total interest-earning assets                143,671     2,615       7.22       122,806     2,206       7.15

Non-interest                                         6,584                              5,811
earning assets
                                                 ----------                          ---------
      Total assets                              $  150,255                         $  128,617
                                                 ==========                          =========

Interest-bearing
liabilities:
   Savings accounts                             $   35,674       269       3.00    $   33,938       257       3.00
   NOW accounts                                     10,863        63       2.30         9,149        52       2.26
   Money market                                      8,158        80       3.89         5,812        51       3.49
   accounts
   Time deposit                                     63,292       888       5.57        61,932       921       5.92
   accounts
   Escrow accounts                                     335         2       2.37           513         3       2.33
   Federal Home Loan Bank of New York long           1,749        31       7.03         2,233        39       6.95
   term borrowings
                                                 ---------- ---------  ---------     ---------  --------  ---------
      Total interest-bearing liabilities           120,071     1,333       4.40       113,577     1,323       4.63
                                                            ---------  ---------                --------  ---------
Non-interest bearing deposits                        7,732                              6,212
Other non-interest bearing liabilities               1,714                                839
Equity                                              20,738                              7,989
                                                 ----------                          ---------
      Total liabilities and equity              $  150,255                         $  128,617
                                                 ==========                          =========

Net interest income                                        $   1,282                            $   883
                                                            =========                           ========

Interest rate                                                              2.82 %                             2.52 %
spread
                                                                       =========                          =========

Net interest margin                                                        3.54 %                             2.86 %
                                                                       =========                          =========

Ratio of average interest-earning assets to
   average interest-bearing liabilities             119.66                             108.13 %
                                                 ==========                          =========

------------------------
(1)  Annualized.
(2)  Calculated net of allowance for loan losses.  Includes non-accrual loans.

Rate/Volume Analysis



                                                                 Three Months Ended December
                                                                             31,
                                                                ------------------------------
                                                                                1996
                                                                                 vs.
                                                                                1995
                                                                ------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                      Due to
                                                                -------------------
                                                                                      Total
                                                                                     Increase
                                                                 Volume     Rate     (Decrease)
Interest income:
   Federal funds sold                                         $   29,303       521     29,824
   Term deposits with Federal Home Loan Bank of New York          84,769    (1,119)    83,650
   Securities available for sale                                 202,500       383    202,883
   Investment securities held to maturity                       (110,070)   81,577    (28,493)
   Federal Home Loan Bank of New York stock, at cost                  (6)     (377)      (383)
   Loans receivable, net                                         106,140    15,701    121,841
                                                                ---------  --------  ---------
       Total interest income                                     312,636    96,686    409,322
                                                                ---------  --------  ---------

Interest expense:
   Savings accounts                                               11,918       638     12,556
   NOW accounts                                                    9,665     1,057     10,722
   Money market accounts                                          22,191     6,468     28,659
   Time deposit accounts                                          20,068   (52,535)   (32,467)
   Escrow accounts                                                  (489)       92       (397)
   Federal Home Loan Bank of New York long term                   (8,944)      525     (8,419)
   borrowings
                                                                ---------  --------  ---------
       Total interest expense                                     54,409   (43,755)    10,654
                                                                ---------  --------  ---------

Net change in net interest income                             $  258,227   140,441    398,668
                                                                =========  ========  =========


Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995.

      Net Income. Net income increased by $119 thousand or 79.3% for the three months ended December 31, 1996 to $270 thousand from $150 thousand for the three months ended December 31, 1995. Net income for the three months ended December 31, 1996 increased primarily as a result of increased net interest income and non-interest income, offset in part by an increase in non-interest expense and provision for loan losses. Net interest income increased by $399 thousand or 45.1% to $1.3 million for the three months ended December 31, 1996 as compared to $883 thousand for the three months ended December 31, 1995. Non-interest income increased $32 thousand or 35.0% to $123 thousand for the three months ended December 31, 1996 as compared to $91 thousand for the three months ended December 31,1995. This increase was primarily the result of increases in transaction account activity. Non-interest expense increased by $172 thousand or 23.4% to $909 thousand for the three months ended December 31, 1996 from $736 thousand for the three months ended December 31, 1995. This increase was primarily due to increased compensation and benefit expenses as a result of costs related to the Company's new ESOP plan, in addition to increased professional fees as a result of being a public company, as well as additional expenses associated with the opening of a new Operations Center. The provision for loan losses increased $50 thousand to $80 thousand for the three months ended December 31, 1996, primarily due to the loan growth noted above, and local economic trends.

      Net Interest Income. Net interest income increased by approximately $399 thousand or 45.1% to $1.3 million for the three months ended December 31, 1996. The increase was primarily due to an increase of $20.9 million or 17% in the average balance of interest earning assets, in addition to an increase in interest rate spread from 2.52% for the three months ended December 31, 1995 to 2.82% for the three months ended December 31, 1996, offset by an increase in the average balance of total interest-bearing liabilities of $6.5 million or 5.7%.

      Interest earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits in the FHLB of New York. Interest bearing liabilities primarily consist of interest bearing deposits and long term borrowings from the FHLB of New York.

      The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, increased to 2.82% for the three months ended December 31, 1996 from 2.52% for the three months ended December 31, 1995. The increase in the interest rate spread is primarily the result of increases in the yields of interest earning assets coupled with decreases in the cost of interest bearing liabilities during this period.

     Interest and Dividend Income. Interest and dividend income increased by approximately $409 thousand or 18.6% to $2.6 million for the three months ended December 31, 1996 from $2.2 million for the three months ended December 31, 1995. The increase was largely the result of an increase of $20.9 million or 17% in the average balance of interest earning assets to $143.7 million for the three months ended December 31, 1996 as compared to $122.8 million for the three months ended December 31, 1995. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of loans outstanding of approximately $5.0 million or 7.5%, an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $7.4 million or 15.4%, and an increase in the average balance of federal funds sold of $2.2 million or 36.8%. Also adding to the increase in interest and dividend income was a 7 basis point increase in the average yield on all interest earning assets.

      Interest income on total securities increased by $174 thousand or 25.1% to $871 thousand for the three months ended December 31, 1996 from $696 thousand for the three months ended December 31, 1995. The decrease in interest income on investment securities held to maturity is primarily due to a decrease of $7.1 million or 15.4% in the average balance of investment securities held to maturity for the three months ended December 31, 1996 reflecting the reclassification of approximately $16.6 million of investment securities held to maturity to securities available for sale in December 1995 in accordance with the FASB's "Special Report", partially offset by a 75 basis point increase in the average yield on investment securities held to maturity. Interest income on securities available for sale increased $203 thousand to $235 thousand for the three months ended December 31, 1996 from $32 thousand for the three months ended December 31, 1995. This increase is primarily the result of an increase in the average balance of securities available for sale of $14.5 million due to the December 1995 reclassification, combined with a 5 basis point increase in the average yield on these securities.

      Interest and fees on loans increased $122 thousand or 8.7% to $1.5 million for the three months ended December 31, 1996 from $1.4 million for the three months ended December 31, 1995. This increase was primarily the result of an increase in the average balance of loans receivable of $5.0 million combined with a 7 basis point increase in the average yield on loans receivable.

      The yield on the average balance of interest earning assets was 7.22% and 7.15% for the three months ended December 31, 1996 and 1995, respectively.

      Interest Expense. Interest on deposits and escrow accounts increased by approximately $19 thousand or 1.5% to $1.3 million for the three months ended December 31, 1996 when compared to the three months ended December 31, 1995. The increase in interest on deposit accounts and escrow accounts was substantially due to the increase in interest expense related to savings, now, and money market accounts offset by the decrease in interest expense related to time deposit accounts. The interest expense on savings accounts was $269 thousand for the three months ended December 31, 1996, compared to $257 thousand for the three months December 31, 1995. The interest expense on now accounts was $63 thousand for the three months ended December 31, 1996, compared to $52 thousand for the three months December 31, 1995. Likewise, interest expense on money market accounts was $80 thousand for the three months ended December 31, 1996, compared to $51 thousand for the three months December 31, 1995. However, interest expense on time deposits was $888 thousand for the three months ended December 31, 1996, compared to $921 thousand for the three months December 31, 1995. This decrease was due primarily to a decrease in the average cost for the current period as compared to the prior period, 5.57% and 5.92%, respectively.

      Interest on long term borrowings, which is a less significant portion of interest expense, decreased by $8 thousand or 21.4% to $31 thousand for the three months ended December 31, 1996 when compared to the three months ended December 31, 1995, as the average amount of borrowing outstanding decreased by $484 thousand or 21.7% partially offset by an increase in the rate paid by the Company of 8 basis points. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits which are the Company's primary source of funds.

      Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The Company's ratio of non-performing loans to total assets was 0.42% and 0.51% at December 31, 1996 and September 30, 1996, respectively. The provision for loan losses for the three months ended December 31, 1996 increased $50 thousand to $80 thousand from $30 thousand for the three months ended December 31, 1995. The increase was primarily due to the growth in the loan portfolio discussed above, as well as local economic trends.

      Non-Interest Income. Non-interest income increased to $123 thousand during the three months ended December 31, 1996 from $91 thousand for the three months ended December 31, 1995. The increase in non-interest income is primarily attributable to increased service charges on deposit accounts of $22 thousand for the three months ended December 31, 1996 when compared to the three months ended December 31, 1995. The increase in service charges on deposit accounts is primarily the result of increased activity in transaction accounts during the quarter.

      Non-Interest Expense. Non-interest expense increased $172 thousand or 23.4% to $909 thousand for the three months ended December 31, 1996 from $736 thousand for the three months ended December 31, 1995. The increase in compensation and benefits expense of $46 thousand or 14.1% was primarily the result of costs related to the Company's new ESOP, as well as general cost of living and merit raises to employees. Occupancy and equipment expenses also increased by $22 thousand or 19.9% due primarily to the new operations center.

      FDIC deposit insurance premiums also decreased by $8 thousand or 12.3% due primarily to reduced deposit insurance premium rates for the quarter ended December 31, 1996. The reduced rates are the result of the capitalization of the SAIF through a one-time special assessment during September 1996. Management expects that the premiums paid for FDIC deposit insurance will be reduced further in future quarters.

      Other expenses increased $64.9 thousand to $179.1 thousand for the quarter ended December 31, 1996 when compared the the same quarter of 1995. The increase is primarily attributed to Delaware franchise taxes, write off of certain items deemed by management to be uncollectible, and general expenses related to being a public company.

      Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's new ESOP. Furthermore, the Company expects that certain operating expenses will increase as a result of the costs associated with being a public company, as noted above.

      Provision for Income Taxes. Provision for income taxes increased by approximately $89 thousand or 153.4% to $147 thousand for the three months ended December 31, 1996 from $58,000 for the three months ended December 31, 1995. The increase was primarily the result of the increase in income before income tax expense.

Liquidity and Capital Resources

      The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 45.18% and 47.02% at December 31, 1996 and September 30, 1996, respectively.

      The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the quarters ended
December 31, 1996 and 1995, the primary source of funds was cash flows from deposit growth. On September 30, 1996, the Company also had significant cash flows from its initial public offering on that date which provided investable cash flows for the quarter ended December 31, 1996.

      While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly infuenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

      In addition to deposit growth, from time-to-time the Company borrows funds from the FHLB of New York to supplement its cash flows. At December 31, 1996 and September 30, 1996, the Company had outstanding borrowings from the FHLB of $1.7 million and $1.8 million, respectively.

      As of December 31, 1996 and September 30, 1996, the Company had $15.9 million and $17.1 million of securities, respectively, classified as available for sale and $43.6 million and $35.0 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit flows.

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

      The Bank is subject to federal regulations that impose certain minimum capital requirements. At December 31, 1996, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at December 31, 1996 according to regulatory definition. At December 31, 1996, the Company's consolidated tangible and core capital levels were both $20.9 million (13.96% of total adjusted assets) and its total risk-based capital level was $21.7 million (34.06% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for risk based capital.

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

Key Operating Ratios

The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                          At or for the         At or for the
                                        three months ended        year ended
                                         December 31, 1996    September 30, 1996


Performance Ratios (1):

Earnings per share                           $   0.20                 N/A
Return on average assets (annualized)            0.71%               0.16%
Return on average shareholders' equity           5.16%               2.55%
(annualized)
Net interest rate spread                         2.82%               2.69%
Net interest margin                              3.54%               3.02%
Efficiency ratio (2)                            64.63%              88.03%
Expense ratio (3)                                2.40%               2.79%

Asset Quality Ratios

Non-performing loans to total assets             0.42%               0.51%
Non-performing loans to total loans              0.86%               1.09%
Allowance for loan losses to                   152.02%             112.40%
non-performing loans
Allowance for loan losses to total loans         1.31%               1.23%
receivable
Non-performing assets to total assets            0.42%               0.51%

Capital Ratios (4):

Equity to total assets at period end             13.96%             13.40%
Average equity to average total assets           13.80%              6.21%
Tangible capital                                 13.96%             13.41%
Core (Tier I) capital                            13.96%             13.41%
Total risk-based capital                         34.06%             33.54%
Book value per share (5)                     $   15.53          $   15.32


(1) Performance ratios for the year ended September 30, 1996 were significantly effected by the SAIF one-time special assessment which amounted to approximately $702 thousand before applicable taxes.

(2) Total non-interest expense, excluding other real estate owned expense, as a percentage of net interest income and total non-interest income, excluding net securities transactions.

(3) Total non-interest expense, excluding other real estate expense, as a percentage of average total assets.

(4) Capital ratios are presented for the consolidated Company.

(5) Does not include the effect of 108,010 ESOP shares and 110,780 ESOP shares at December 31, 1996 and September 30, 1996, respectively.

                             PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                 No.    Exhibit
                 --     -------

                 27     Financial Data Schedule

            (b) Reports on Form 8-K

                        None

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AFSALA BANCORP, INC.


Date: February 11, 1997          By:   /s/ John M. Lisicki
                                       -------------------
                                       John M. Lisicki
                                       President (principal executive officer)



Date: February 11, 1997                /s/ James J. Alescio
                                       --------------------
                                       James J. Alescio
                                       Treasurer (principal financial officer)