Form 10QSB
period 1997-03-31
AFSALA BANCORP INC
filed 1997-05-13
CIK 1016931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1997 Commission File No. 0-21113


                              AFSALA BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                            14-1793890
                  --------                            ----------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification Number)


                     161 CHURCH STREET, AMSTERDAM, NY 12010
                     --------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (518) 842-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
      -------        --------

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of shares outstanding
                Class of Common Stock            as of May  7, 1997
                ---------------------        -------------------------

                Common Stock, Par $.10                 1,454,750


Transitional Small Business Disclosure Format (Check One):  Yes       No    X
                                                                -----    -------

                       AFSALA BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1997


INDEX
-----

Part I    CONSOLIDATED FINANCIAL INFORMATION                                                 Page

Item 1. Financial Statements.........................................................           1

        Consolidated Balance Sheets as of March 31, 1997
        (unaudited) and September 30, 1996...........................................           1

        Consolidated Statements of Income for the three
        months ended March 31, 1997 and 1996 (Unaudited) ............................           2

        Consolidated Statements of Income for the six
        months ended March 31, 1997 and 1996 (Unaudited) ............................           3

        Consolidated Statements of Cash Flows for the six
        months ended March 31, 1997 and 1996 (Unaudited).............................           4

        Notes to unaudited consolidated interim financial statements.................           5

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.............................           7


Part II   OTHER INFORMATION
-------

Item 1.   Legal Proceedings..........................................................          21

Item 2.   Changes in Securities......................................................          21

Item 3.   Defaults Upon Senior Securities............................................          21

Item 4.   Submission of Matters to a Vote of Security Holders........................          21

Item 5.   Other Information..........................................................          21

Item 6.   Exhibits and Reports on Form 8-K.   .......................................          21

Signatures...........................................................................          22


                       AFSALA BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                                 March 31,     September 30,
                                                                                   1997             1996
                                                                              -------------    --------------
Assets
------
Cash and due from banks                                                       $   4,620,640    $   4,816,392
Federal funds sold                                                                6,125,000       19,200,000
Term deposits with the Federal Home Loan Bank                                            --        3,000,000
                                                                              -------------    -------------
                    Total cash and cash equivalents                              10,745,640       27,016,392
                                                                              -------------    -------------

Securities available for sale, at approximate fair value                         23,366,666       17,131,802
Investment securities held to maturity                                           41,911,889       34,999,930
Federal Home Loan Bank of New York stock,
     at cost                                                                        565,300          565,300
Loans receivable, net                                                            72,419,756       70,677,291
Accrued interest receivable                                                       1,364,287        1,156,466
Premises and equipment, net                                                       1,658,487        1,703,491
Other assets                                                                        221,954          426,015
                                                                              -------------    -------------
                    Total assets                                              $ 152,253,979    $ 153,676,687
                                                                              =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Deposits                                                                        128,356,450      126,460,081
Federal Home Loan  Bank of New York long term
     borrowings                                                                   1,621,875        1,815,625
Escrow accounts                                                                     206,498          365,187
Accrued expenses and other liabilities                                              982,266        4,444,922
                                                                              -------------    -------------
                 Total liabilities                                              131,167,089      133,085,815
                                                                              -------------    -------------

Commitments and contingent liabilities

Stockholders' Equity:
Preferred stock, $0.10 par value;  authorized 500,000 shares; none issued                --               --
Common stock, $0.10 par value; authorized 1,454,750 shares
     issued and outstanding                                                         145,475          145,475
Additional paid-in capital                                                       13,465,092       13,460,381
Retained earnings, substantially restricted                                       8,673,316        8,120,864
Common stock acquired by ESOP                                                    (1,080,105)      (1,107,800)
Net unrealized loss on securities available for sale, net of tax                   (116,888)         (28,048)
                                                                              -------------    -------------

                   Total  stockholders' equity                                   21,086,890       20,590,872
                                                                              -------------    -------------

                   Total liabilities and stockholders' equity                 $ 152,253,979    $ 153,676,687
                                                                              =============    =============



See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                        1997         1996
                                                                     -----------  ------------



Interest and dividend income:
      Interest and fees on loans                                     $1,518,471   $1,414,375
      Interest on Federal funds sold                                     87,595       82,705
      Interest on FHLB term deposits                                     35,149       21,535
      Interest on securities available for sale                         269,149      248,776
      Interest on investment securities                                 704,153      460,527
      Dividends on Federal Home Loan Bank of NY stock                     8,851        9,151
                                                                     ----------   ----------
              Total interest and dividend income                      2,623,368    2,237,069
                                                                     ----------   ----------

Interest expense:

      Deposits and escrow accounts                                    1,294,221    1,290,658
      Federal Home Loan Bank of New York long term
         borrowings                                                      28,678       36,740
                                                                     ----------   ----------
              Total interest expense                                  1,322,899    1,327,398
                                                                     ----------   ----------

               Net interest income                                    1,300,469      909,671

Provision for loan losses                                                70,000       50,000
                                                                     ----------   ----------
               Net interest income after provision for loan losses    1,230,469      859,671
                                                                     ----------   ----------

 Non-interest  income:

      Service charges on deposit accounts                                88,698       91,810
      Other                                                              16,409       13,985
                                                                     ----------   ----------
               Total  non-interest income                               105,107      105,795
                                                                     ----------   ----------

Non-interest expense:

      Compensation and benefits                                         365,270      301,564
      Occupancy and equipment                                           139,355      121,140
      FDIC deposit insurance premium                                     20,696       65,853
      Data processing fees                                               72,107       67,178
      Professional services fees                                         72,874       25,692
      Advertising                                                        10,101        7,618
      Supplies                                                           23,803       25,885
      Other                                                             191,018      101,992
                                                                     ----------   ----------
           Total  non-interest expense                                  895,224      716,922
                                                                     ----------   ----------

               Income before income tax expense                         440,352      248,544

Income tax expense                                                      157,500       80,500
                                                                     ----------   ----------

               Net income                                            $  282,852   $  168,044
                                                                     ==========   ==========

               Net income per share                                  $     0.21   $      N/A
                                                                     ==========   ==========


  See accompanying notes to unaudited consolidated interim financial statements

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the six months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                          1997           1996
                                                       -----------    ------------

Interest and dividend income:
      Interest and fees on loans                       $3,037,125     $ 2,811,188
      Interest on Federal funds sold                      197,647         162,933
      Interest on FHLB term deposits                      142,037          44,773
      Interest on securities available for sale           503,904         280,648
      Interest on investment securities                 1,339,911       1,124,778
      Dividends on Federal Home Loan Bank of NY stock      18,244          18,927
                                                       ----------     -----------
            Total interest and dividend income          5,238,868       4,443,247
                                                       ----------     -----------

Interest expense:
      Deposits and escrow accounts                      2,596,727       2,574,091
      Federal Home Loan Bank of New York long term
        borrowings                                         59,575          76,056
                                                       ----------     -----------
            Total interest expense                      2,656,302       2,650,147
                                                       ----------     -----------


             Net interest income                        2,582,566       1,793,100

Provision for loan losses                                 150,000          80,000
                                                       ----------     -----------
      Net interest income after provision for loan
       losses                                           2,432,566       1,713,100
                                                       ----------     -----------

Non-interest income:
      Service charges on deposit accounts                 199,036         180,241
      Other                                                29,420          16,892
                                                       ----------     -----------
             Total  non-interest income                   228,456         197,133
                                                       ----------     -----------

Non-interest expense:
      Compensation and benefits                           737,073         627,288
      Occupancy and equipment                             272,793         232,471
      FDIC deposit insurance premium                       76,013         128,904
      Data processing fees                                142,074         132,966
      Professional service fees                           131,624          58,541
      Advertising                                          24,490          17,972
      Supplies                                             49,641          38,864
      Other                                               370,131         216,255
                                                       ----------     -----------
              Total non-interest expense                1,803,839       1,453,261
                                                       ----------     -----------

              Income before income tax expense            857,183         456,972

Income tax expense                                        304,731         138,600
                                                       ----------     -----------

               Net income                              $  552,452     $   318,372
                                                       ==========     ===========

               Net income per share                    $     0.41     $       N/A
                                                       ==========     ===========


 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the six months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                                        1997            1996
                                                                                    ------------    ------------
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
         Net income                                                                 $    552,452    $    318,372
         Adjustments to reconcile net income to net
            cash (used in) provided by operating activities:
              Depreciation                                                                91,273          81,871
              Provision for loan losses                                                  150,000          80,000
              ESOP compensation expense                                                   32,406              --
              (Increase) decrease in accrued interest receivable                        (207,821)          1,874
              Decrease in other assets                                                   204,061          18,514
              Decrease in accrued expenses and other liabilities                      (3,416,891)       (125,991)
                                                                                    ------------    ------------
               Total adjustments                                                      (3,146,972)         56,268
                                                                                    ------------    ------------
                     Net cash (used in) provided by operating activities              (2,594,520)        374,640
                                                                                    ------------    ------------

Cash flows from investing activities:
    Proceeds from the maturity and call of securities
       available for sale                                                              4,180,531         924,819
    Purchase of securities available for sale                                        (10,550,000)             --
    Proceeds from the maturity and call of investment securities                       4,089,885       6,538,108
    Purchase of investment securities                                                (11,001,844)     (7,426,899)
    Net loans made to customers                                                       (1,892,465)     (2,361,980)
    Capital expenditures                                                                 (46,269)        (55,053)
                                                                                    ------------    ------------
                   Net cash used in investing activities                             (15,220,162)     (2,381,005)
                                                                                    ------------    ------------


Cash flows from financing activities:
    Increase in deposits                                                               1,896,369       5,370,422
    Decrease in escrow accounts                                                         (158,689)       (191,298)
    Repayments on long term borrowings from the
      Federal  Home Loan Bank                                                           (193,750)       (231,250)
                                                                                    ------------    ------------
                  Net cash provided by financing activities                            1,543,930       4,947,874
                                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                 (16,270,752)      2,941,509
Cash and cash equivalents at beginning of period                                      27,016,392       9,673,328
                                                                                    ------------    ------------
Cash and cash equivalents at end of period                                          $ 10,745,640    $ 12,614,837
                                                                                    ============    ============

Additional  Disclosures Relative to Cash Flows:
         Interest paid                                                              $  2,664,664    $  2,647,905
                                                                                    ============    ============

         Taxes paid                                                                 $    135,228    $     40,000
                                                                                    ============    ============

 Supplemental schedule of non-cash investing and financing activities:

    Investment  securities held to maturity transferred to
       securities available for sale                                                $         --    $ 16,602,489
                                                                                    ============    ============

    Change in unrealized gain (loss) on securities available for sale, net of tax   $     88,840    $    (37,153)
                                                                                    ============    ============


 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1997, the Consolidated Statements of Income for the three months and six months ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1997. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1996 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc's 1996 Annual Report on Form 10-KSB.


NOTE 2.  Net Income Per Share

Net income per share for the three months and six months ended March 31, 1997 has been determined by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of common stock outstanding are reduced by the Company's Employee Stock Ownership Plan (ESOP) shares that have not been committed to be released in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The weighted average number of shares of common stock outstanding for the three months and six months ended March 31, 1997 was 1,347,000 and 1,345,000, respectively. Net income per share for the the three months and six months ended March 31, 1996 is not applicable as there were no shares outstanding during these time periods.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share
(EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management does not anticipate that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

AFSALA Bancorp, Inc. (the Company) is a Delaware corporation organized in June 1996 at the direction of Amsterdam Federal Bank (the Bank) to aquire all of the capital stock that the Bank issued upon the Bank's conversion from the mutual to stock form of ownership. On September 30, 1996, the Company completed its initial public stock offering, issuing 1,454,750 shares of $.10 par value common stock at $10.00 per share. Net proceeds to the Company were $13.6 million after conversion costs. Approximately $1.1 million of the proceeds were utilized to fund a loan by the Company to the Company's Employee Stock Ownership Plan (ESOP) which purchased 110,780 shares of the Company's common stock during the offering. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank subsequent to September 30, 1996 include the Company unless the context otherwise indicates.

The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, other income, such as fees on deposit-related services, and the Bank's provision for loan losses.

The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loans to assets ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At March 31, 1997, the Bank's loans receivable, net, to assets ratio was 47.6% up from 46.0% at September 30, 1996. At March 31, 1997 and September 30, 1996, $63.8 million or 49.7% and $62.6 million or 49.5%, respectively of total deposits were in non-time deposits accounts.

Consolidated Financial Condition


Total assets decreased by $1.4 million or 0.9% to $152.2 million at March 31, 1997 from $153.7 million at September 30, 1996, primarily due to the payment of cashier checks which were issued and outstanding on September 30, 1996 to refund the over-subscriptions related to the Company's initial public offering. Cashier checks are drawn upon deposit accounts at the Bank and are classified as accrued expenses and other liabilities until ultimately paid through the Bank's Federal Reserve correspondent account. The payment of these cashier checks resulted in a decrease in accrued expenses and other liabilities of $3.5 million or 77.9% to $982 thousand at March 31, 1997 from $4.4 million at September 30, 1996. Offsetting this decrease in accrued expenses and other liabilities was an increase in deposits as deposits grew $1.9 million or 1.5% to $128.4 million at March 31, 1997 from $126.5 million at September 30, 1996.

The Company's securities available for sale increased $6.2 million or 36.4% to $23.4 million at March 31, 1997 from $17.1 million at September 30, 1996. Likewise, investment securities held to maturity increased by $6.9 million or 19.7% to $41.9 million at March 31,1997, up from $35.0 million at September 30, 1996. These increases are primarily the result of the investment of the proceeds from the offering into higher yielding instruments.

The Company's net loans receivable increased by $1.7 million or 2.5% to $72.4 million at March 31, 1997 up from $70.7 million at September 30, 1996 due to increased loan activity primarily in residential mortgage and home equity loans.

Stockholders' equity increased by $496 thousand or 2.4% to $21.1 million at March 31, 1997 from $20.6 million at September 30, 1996. The increase was primarily the result of net income for the six month period ended March 31, 1997. Equity during the period was also effected by 2,770 shares of common stock committed to be released by the Company's ESOP as of December 31, 1996.

Asset /Liability Management

The Bank's net interest income is sensitive to changes in interest rates, as the rates paid on its interest-bearing liabilities generally change faster than the rates earned on its interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

To mitigate the impact of changing interest rates on its net interest income, the Bank manages its interest rate sensitivity and asset/liability products through its asset/liability management committee. The asset/liability management committee meets weekly to determine the rates of interest for loans and deposits and consists of the President and Chief Executive Officer, the Vice President and Chief Lending Officer, and the Treasurer and Chief Financial Officer. Rates on deposits are primarily based on the Bank's needs for funds and on a review of rates offered by other financial institutions in the Bank's market areas. Interest rates on loans are primarily based on the interest rates offered by other financial institutions in the Bank's primary market areas as well as the Bank's cost of funds.

In an effort to reduce interest rate risk and protect itself from the negative effects of rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including (i) originating, for its portfolio, a large base of adjustable-rate residential mortgage loans, and
(ii) maintaining substantial levels of interest-bearing term deposits, federal funds, and securities with one to five year terms to maturity.

The committee manages the interest rate sensitivity of the Bank through the determination and adjustment of asset/liability composition and pricing strategies. The committee then monitors the impact of the interest rate risk and earnings consequences of such strategies for consistency with the Bank's liquidity needs, growth, and capital adequacy. The Bank's principal strategy is to reduce the interest rate sensitivity of its interest-earning assets and to match, as closely as possible, the maturities of interest-earning assets with interest-bearing liabilities.

The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's interest rate spread increased for the three months ended March 31,1997 and 1996 from 2.60% to 2.97% and for the six months ended March 31, 1997 and 1996 from 2.55% to 2.89%.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                 Average Balance Sheet, Interest Rates and Yield
                                   (Unaudited)

                                                            For the Three Months Ended March  31,
                                             -----------------------------------------------------------------------
                                                                1997                            1996
                                             ----------------------------------- -----------------------------------
                                               Average        Interest  Average    Average     Interest    Average
                                             Outstanding       Earned/   Yield/  Outstanding    Earned/     Yield/
                                               Balance          Paid     Cost(1)   Balance       Paid       Cost(1)
                                             -----------     ---------- -------- -----------   ---------   ---------
                                                                     (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold                       $  6,974          88       5.12    $  6,473         83        5.16
     Term deposits with Federal
          Home Loan Bank of NY                   2,581          35       5.50       1,602         22        5.52
     Securities available for sale (3)          18,286         269       5.97      18,474        249        5.42
     Investment securities held to maturity     42,988         704       6.64      30,134        460        6.14
     FHLB of NY stock                              565           9       6.46         566          9        6.40
     Loans receivable, net(2)                   72,292       1,518       8.52      67,388      1,414        8.44
                                              --------    --------     ------    --------   --------      ------
        Total interest-earning assets          143,686       2,623       7.40     124,637      2,237        7.22
                                                          --------     ------               --------      ------
Non-interest earning assets                      6,679                              6,454
                                              --------                           --------
        Total assets                          $150,365                           $131,091
                                              ========                           ========


Interest-bearing liabilities:
      Savings accounts                        $ 35,696         264       3.00    $ 34,461        257        3.00
      NOW  accounts                             10,781          61       2.29       9,462         54        2.30
      Money market accounts                      8,818          88       4.05       6,214         55        3.56
      Time deposit accounts                     63,997         879       5.57      62,889        922        5.90
      Escrow accounts                              261           2       3.11         435          2        1.85
      FHLB of NY
         long term borrowings                    1,651          29       7.12       2,107         37        7.06
                                              --------    --------     ------    --------   --------      ------
Total interest-bearing liabilities             121,204       1,323       4.43     115,568      1,327        4.62
                                                          --------     ------               --------      ------
Non-interest bearing deposits                    7,403                              6,278
Other non-interest bearing liabilities             756                              1,084
Equity                                          21,002                              8,161
                                              --------                           --------
         Total liabilities and equity         $150,365                           $131,091
                                              ========                           ========

Net interest income                                       $  1,300                           $   910
                                                          ========                          ========

 Interest rate spread                                                    2.97%                              2.60%
                                                                        =====                              =====


 Net interest margin                                                     3.67%                              2.94%
                                                                        =====                              =====


Ratio of average interest-earning
     assets to average
     interest-bearing liabilities               118.55%                            107.85%
                                                ======                             ======



(1) Annualized
(2) Calculated net of allowance for loan losses. Includes non-accrual loans.
(3) Average  securities  available  for sale are  included at  approximate  fair
    value.   The  adjustment  to  approximate   fair  value  is  not  considered
    significant.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)

                                                                 For the Six Months Ended March 31,
                                            ------------------------------------------------------------------------
                                                             1997                                  1996
                                            -------------------------------------   --------------------------------
                                              Average      Interest     Average      Average    Interest    Average
                                            Outstanding     Earned/      Yield/     Outstanding  Earned/     Yield/
                                               Balance       Paid        Rate(1)     Balance      Paid       Rate(1)
                                            ------------   --------     --------    ----------- ---------   ---------
                                                                        (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold                       $  7,630         198       5.20        $6,258        163        5.21
     Term deposits with Federal
          Home Loan Bank of NY                   5,220         142       5.46         1,601         45        5.62
     Securities available for sale (3)          17,536         504       5.76        10,349        281        5.43
     Investment securities held to maturity     40,856       1,340       6.58        38,022      1,124        5.91
     FHLB of NY stock                              565          18       6.39           566         19        6.71
     Loans receivable, net(2)                   71,871       3,037       8.47        66,920      2,811        8.40
                                              --------     -------     ------      --------    -------      ------
        Total interest-earning assets          143,678       5,239       7.31       123,716      4,443        7.18
                                                          --------    -------     ---------   --------      ------
Non-interest earning assets                      6,631                                6,132
                                              --------                             --------
        Total assets                          $150,309                             $129,848
                                              ========                             ========

Interest-bearing liabilities:
      Savings accounts                        $ 35,685         533       3.00      $ 34,198        514        3.00
      NOW  accounts                             10,822         124       2.30         9,305        106        2.28
      Money market accounts                      8,485         168       3.97         6,012        106        3.53
      Time deposit accounts                     63,641       1,767       5.57        62,408      1,843        5.91
      Escrow accounts                              299           4       2.68           474          5        2.11
      FHLB of NY
         long term borrowings                    1,701          60       7.07         2,170         76        7.00
                                              --------    --------    -------     ---------   --------      ------
Total interest-bearing liabilities             120,633       2,656       4.42       114,567      2,650        4.63
                                                          --------    -------     ---------   --------      ------

Non-interest bearing deposits                    7,569                                6,245
Other non-interest bearing liabilities           1,239                                  962
Equity                                          20,868                                8,074
                                              --------                             --------
         Total liabilities and equity         $150,309                             $129,848
                                              ========                             ========

Net interest income                                       $  2,583                            $  1,793
                                                          ========                            ========

Interest rate spread                                                     2.89%                                2.55%
                                                                       ======                               ======


 Net interest margin                                                     3.61%                                2.90%
                                                                       ======                               ======


Ratio of average interest-earning
     assets to average
     interest-bearing liabilities               119.10%                              107.99%
                                              ========                             ========


(1) Annualized
(2) Calculated net of allowance for loan losses. Includes non-accrual loans.
(3) Average  securities  available  for sale are  included at  approximate  fair
    value.   The  adjustment  to  approximate   fair  value  is  not  considered
    significant.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              RATE/ VOLUME ANALYSIS
                                   (Unaudited)

                        THREE MONTHS ENDED MARCH 31,1997
                                  COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1996
                        ---------------------------------

                                                     INCREASE   (DECREASE)
                                             -----------------------------------
                                                      DUE TO
                                             ----------------------
                                               VOLUME         RATE         NET
                                             ----------    ----------   --------
Interest and dividend  income:
    Federal funds sold                       $   6,252       (1,362)       4,890
    Term deposits with FHLB of NY               13,867         (253)      13,614
    Securities available for sale               (2,546)      22,919       20,373
    Investment securities held to maturity     208,244       35,382      243,626
    FHLB of NY stock                              (194)        (106)        (300)
    Loans receivable, net                      102,517        1,579      104,096
                                             ---------    ---------    ---------
 Total interest and dividend income            328,140       58,159      386,299
                                             ---------    ---------    ---------

 Interest expense:
    Savings accounts                             9,239       (2,122)       7,117
    NOW  accounts                                7,539         (682)       6,857
    Money market accounts                       25,214        7,716       32,930
    Time deposit accounts                       16,179      (59,092)     (42,913)
    Escrow  accounts                            (1,162)         732         (430)
   FHLB of NY long term borrowings              (8,067)           5       (8,062)
                                             ---------    ---------    ---------
 Total interest expense                         48,942      (53,443)      (4,501)
                                             ---------    ---------    ---------

Net change in net interest income            $ 279,198    $ 111,602    $ 390,800
                                             =========    =========    =========

                            SIX MONTHS ENDED MARCH 31,1997
                                     COMPARED WITH
                            SIX MONTHS ENDED MARCH 31, 1996
                            -------------------------------

                                                  INCREASE   (DECREASE)
                                            -----------------------------------
                                                     DUE TO
                                            ------------------------
                                              VOLUME        RATE         NET
                                            ----------   ----------    ---------
Interest and dividend income:
   Federal funds sold                       $  35,478         (764)      34,714
   Term deposits with FHLB of NY               98,706       (1,442)      97,264
   Securities available for sale              206,083       17,173      223,256
   Investment securities held to maturity      86,746      128,387      215,133
   FHLB of NY stock                               (21)        (662)        (683)
   Loans receivable, net                      210,116       15,821      225,937
                                            ---------    ---------    ---------
Total interest and dividend income            637,108      158,513      795,621
                                            ---------    ---------    ---------

Interest expense:
     Savings accounts                          21,151       (1,478)      19,673
     NOW  accounts                             16,954          625       17,579
     Money market accounts                     47,538       14,051       61,589
    Time deposit accounts                      36,191     (111,568)     (75,377)
     Escrow  accounts                          (2,033)       1,205         (828)
    FHLB of NY long term borrowings           (17,011)         530      (16,481)
                                            ---------    ---------    ---------
   Total interest expense                     102,790      (96,635)       6,155
                                            ---------    ---------    ---------

Net change in net interest income           $ 534,318    $ 255,148    $ 789,466
                                            =========    =========    =========

                                     - 12 -

Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996.

Net Income. Net income increased by $115 thousand or 68.3% for the three months ended March 31, 1997 to $283 thousand from $168 thousand for the three months ended March 31, 1996. Net income for the three months ended March 31, 1997 increased primarily as a result of increased net interest income offset in part by an increase in non-interest expense and provision for loan losses. Net interest income increased by $391 thousand or 43.0% to $1.3 million for the three months ended March 31, 1997 as compared to $910 thousand for the three months ended March 31, 1996. Non- interest expense increased $178 thousand or 24.9% to $895 thousand for the three months ended March 31, 1997 from $717 thousand for the three months ended March 31, 1996. This increase was primarily due to increased compensation and benefit expenses as a result of costs related to the Company's new ESOP, in addition to increased professional fees as a result of being a public company, as well as additional expenses associated with the opening of a new Operations Center. The provision for loan losses increased $20 thousand to $70 thousand for the three months ended March 31, 1997, primarily due to the loan growth noted above, and local economic trends.

Net Interest Income. Net interest income increased by approximately $391 thousand or 43.0% to $1.3 million for the three months ended March 31, 1997. The increase was primarily due to an increase of $19.0 million or 15.3% in the average balance of interest earning assets, in addition to an increase in the interest rate spread from 2.60% for the three months ended March 31, 1996 to 2.97% for the three months ended March 31, 1997, offset by an increase in the average balance of total interest-bearing liabilities of $5.6 million or 4.9%.

Interest earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits with the FHLB of New York. Interest bearing liabilities primarily consist of interest bearing deposits and long term borrowings from the FHLB of New York.

The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, increased to 2.97% for the three months ended March 31, 1997 from 2.60% for the three months ended March 31, 1996. The increase in the interest rate spread is primarily the result of increases in the yields of interest earning assets coupled with decreases in the cost of interest bearing liabilities during this period.

Interest and Dividend Income. Interest and dividend income increased by approximately $386 thousand or 17.3% to $2.6 million for the three months ended March 31, 1997 from $2.2 million for the three months ended March 31, 1996. The increase was largely the result of an increase of $19.0 million or 15.3% in the average balance of interest earning assets to $144 million for the three months ended March 31, 1997 as compared to $125 million for the three months ended March 31, 1996. This increase was primarily due to the Company's initial public offering on September 30, 1996, which generated approximately $13.6 million in net proceeds which have been redeployed by management into various earning asset categories. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of net loans outstanding of approximately $4.9 million or 7.3%, and an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $12.7 million or 26.1%. Also adding to the increase in interest and dividend income was a 18 basis point increase in the average yield on all interest earning assets.
                                     - 13 -

Interest income on investment securities held to maturity increased $244 thousand to $704 thousand for the three months ended March 31, 1997 from $460 thousand for three months ended March 31, 1996. This increase is primarily the result of an increase in the average balance of investment securities held to maturity of $12.9 million combined with a 50 basis point increase in the average yield on these securities. Interest income on securities available for sale increased $20 thousand or 8.2% to $269 thousand for the three months ended March 31, 1997 from $249 thousand for the same period of the previous year. The increase in interest income on securities available for sale was primarily the result of a 55 basis point increase in the average yield on these securities.

Interest and fees on loans increased $104 thousand or 7.4% to $1.5 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996. This increase was primarily the result of an increase in the average balance of net loans receivable of $4.9 million combined with a 8 basis point increase in the average yield on net loans receivable.

The yield on the average balance of interest earning assets was 7.40% and 7.22% for the three months ended March 31, 1997 and 1996, respectively.

Interest Expense. Interest on deposits and escrow accounts increased by $4 thousand for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This nominal increase in interest on deposits and escrow accounts was substantially due to the increase in interest expense related to savings, NOW, and money market accounts offset by the decrease in interest expense related to time deposit accounts. The interest expense on savings accounts was $264 thousand for the three months ended March 31, 1997, compared to $257 thousand for the three months March 31, 1996. The interest expense on NOW accounts was $61 thousand for the three months ended March 31, 1997, compared to $54 thousand for the three months March 31, 1996. Likewise, interest expense on money market accounts was $88 thousand for the three months ended March 31, 1997, compared to $55 thousand for the three months March 31, 1996. However, interest expense on time deposits was $879 thousand for the months ended March 31, 1997, compared to $922 thousand for the three months March 31, 1996. This decrease was due primarily to a decrease in the average cost for the current period of 5.57% as compared to the average cost for the prior period of 5.90%.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased by $8 thousand or 21.9% to $29 thousand for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996, as the average amount of borrowing outstanding decreased by $456 thousand or 21.6% partially offset by an increase in the rate paid by the Company of 6 basis points. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The Company's ratio of non-performing loans to total assets was 0.38% and

0.51% at March 31, 1997 and September 30, 1996, respectively. The provision for loan losses for the three months ended March 31, 1997 increased $20 thousand to $70 thousand from $50 thousand for the three months ended March 31, 1996. The increase was primarily due to the growth in the loan portfolio discussed above, as well as local economic trends.

Non-Interest Income. Non-interest income remained fairly constant for the three months ended March 31, 1997 and 1996.


Non-Interest Expenses. Non-interest expenses increased $178 thousand or 24.9% to $895 thousand for the three months ended March 31, 1997 from $717 thousand for the three months ended March 31, 1996. The increase in compensation and benefits expense of $64 thousand or 21.1% was primarily the result of costs related to the Company's new ESOP, as well as general cost of living and merit raises to employees. Occupancy and equipment expenses increased by $18 thousand or 15.0% due primarily to the new operations center opened in July 1996.

FDIC deposit insurance premiums decreased by $45 thousand or 68.6% due primarily to reduced deposit insurance premium rates for the quarter ended March 31, 1997. The reduced rates are the result of the capitalization of the SAIF through a one-time special assessment during September 1996.

Professional service fees increased by $47 thousand or 183.6% to $73 thousand from $27 thousand due primarily to increased legal and accounting fees as a result of being a public company.

Other expenses increased $89 thousand to $191 thousand for the quarter ended March 31, 1997 when compared to the same quarter of 1996. The increase is primarily attributed to general expenses related to being a public company, Delaware franchise taxes, and the write off of certain items deemed by management to be uncollectible.

Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's new ESOP. Furthermore, the Company expects that certain operating expenses will increase as a result of the costs associated with being a public company, as noted above.

Income Tax Expense. Income tax expense increased by $77 thousand or 95.7% to $158 thousand for the three months ended March 31, 1997 from $81 thousand for the three months ended March 31, 1996. The increase was primarily the result of the increase in income before income tax expense.

Comparison  of  Operating  Results  for the Six Months  Ended March 31, 1997 and
1996.

Net Income. Net income increased by $234 thousand or 73.5% for the six months ended March 31, 1997 to $552 thousand from $318 thousand for the six months ended March 31, 1996. Net income for the six months ended March 31, 1997 increased primarily as a result of increases in net interest income and non-interest income of $789 thousand and $31 thousand, respectively, offset by increases in non-interest expense and the provision for loan losses of $351 thousand and $70 thousand, respectively.

Net Interest Income. Net interest income increased by approximately $789 thousand or 44.0% to $2.6 million from $1.8 million for the six months ended March 31, 1996. The increase in net interest income was primarily the result of the increase in the amount of average interest earning assets exceeding the increase in average interest bearing liabilities. Likewise, the interest rate spread increased to 2.89% for the six months ended March 31, 1997 from 2.55% for the same period of the previous year. This increase in the interest rate spread is primarily due to the increase in the average yield of interest earning assets offset by a decrease in the average cost of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased by approximately $796 thousand or 17.9% to $5.2 million for the six months ended March 31, 1997 from $4.4 million for the six months ended March 31, 1996. The increase in interest and dividend income was largely the result of an increase of $20.0 million or 16.1% in the average balance of interest earning assets to $144 million for the six months ended March 31, 1997 as compared to $124 million for the six months ended March 31, 1996. This increase was primarily due to the Company's initial public offering on September 30, 1996, which generated approximately $13.6 million in net proceeds which have been redeployed by management into various earning asset categories. Also adding to the increase in interest and dividend income was a 13 basis point increase in the average yields on all interest earning assets. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of net loans outstanding of approximately $5.0 million or 7.4%, an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $10.0 million or 20.7%, an increase in the average balance of term deposits with the FHLB of NY of $3.6 million or 226.0%, and an increase in the average balance of federal funds sold of $1.4 million or 21.9%.


Interest income on investment securities held to maturity increased $216 thousand or 19.2% to $1.3 million for the six months ended March 31, 1997 from $1.1 million for the six months ended March 31, 1996. This increase is primarily the result of a 67 basis point increase in the average yield on these securities combined with an increase in the average balance of $2.8 million. Interest income on securities available for sale increased $223 thousand or 79.4% to $504 thousand for the six months ended March 31, 1997 from $281 thousand for the same period of the previous year. The increase in interest income on securities available for sale is primarily due to a increase of $7.2 million in the average balance as well as a 33 basis point increase in the average yield on these securities.

Interest and fees on loans increased $226 thousand or 8.0% to $3.0 million for the six months ended March 31, 1997 from $2.8 million for the six months ended March 31, 1996. This increase was primarily the result of an increase in the average balance of net loans receivable of $5.0 million combined with a 7 basis point increase in the average yield on net loans receivable.

Interest Expense. Interest on deposits and escrow accounts amounted to $2.6 million for the six months ended March 31, 1997 and 1996. The nominal increase over the prior year's period of $23 thousand or 0.9% is a result of increased average balances in savings, NOW, money market, and time deposit accounts coupled with increased average costs on NOW and money market accounts, offset by decreased average cost of time deposit accounts.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased by $16 thousand or 21.7 % to $60 thousand for the six months ended March 31, 1997 when compared to the six months ended March 31, 1996, as the average amount of borrowing outstanding decreased by $469 thousand or 21.6% partially offset by an increase in the rate paid by the Company of 7 basis points.

Provision for Loan Losses. The provision for loan losses increased $70 thousand to $150 thousand for the six months ended March 31, 1997 from $80 thousand for the six months ended March 31, 1996. The Company's ratio of non-performing loans to total assets was 0.38% and 0.51% at March 31, 1997 and September 30, 1996, respectively. The increase in the amount of the provision was based on management's evaluation of the inherent risks associated with the growth in the loan portfolio, as well as local economic trends.

Non-Interest Income. Non-interest income increased for the six months ended March 31, 1997 to $228 thousand compared with $197 thousand for the corresponding period in the previous year. Increases in service charges on deposit accounts and other non-interest income comprised the majority of the increase from the same period last year.

Non-Interest Expenses. Non-interest expenses increased $351 thousand or 24.1% to $1.8 million for the six months ended March 31, 1997 from $1.5 million for the six months ended March 31, 1996. Compensation and benefits expenses, the largest component of non-interest expense, increased by $110 thousand or 17.5% from the previous period as a result of costs related to the Company's new ESOP, coupled with general cost of living and merit raises to employees. The increased cccupancy and equipment expenses of $40 thousand or 17.3% for the six months ended March 31, 1997 was due primarily to the new operations center opened in July 1996. FDIC deposit insurance premiums decreased by $53 thousand or 41.0% due primarily to reduced deposit insurance premium rates during the six month period ended March 31, 1997. Professional service fees and other non-interest expenses for the six months ended March 31, 1997, increased $73 thousand or 124.8% and $154 thousand or 71.2%, respectively, as a result of additional legal, accounting and other fees related to being a publicly traded company, Delaware franchise taxes, and the write off of certain items deemed uncollectible by management.

Income Tax expense. Income tax expense increased to $305 thousand for the six months ended March 31, 1997 from $139 thousand for the six months ended March 31, 1996. The increase was primarily the result of the increase in income before income tax expense during the period.

Liquidity and Capital Resources


The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 45.91% and 47.02% at March 31, 1997 and September 30, 1996, respectively.

The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the six months ended March 31, 1997 and 1996, the primary source of funds was cash flows from deposit growth. On September 30, 1996, the company also had significant cash flows from its initial public offering on that date which provided investable cash flows for the six months ended March 31, 1997.

While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

In addition to deposit growth, from time to time the Company borrows funds from the FHLB of New York to supplement its cash flows. At March 31, 1997 and September 30, 1996, the Company had outstanding borrowings from the FHLB of $1.6 million and $1.8 million, respectively.

As of March 31, 1997 and September 30, 1996, the Company had $23.4 million and $17.1 million of securities, respectively, classified as available for sale and $41.9 million and $35.0 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit flows.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the saving and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

The Bank is subject to federal regulations that impose certain minimum capital requirements. At March 31, 1997, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at March 31, 1997 according to regulatory definition. At March 31, 1997, the Company's consolidated tangible and core capital levels were both $21.2 million (13.91% of total adjusted assets) and its total risk-based capital level was $22.0 million (33.88% of total risk- weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.




Effect of Inflation and Changing Prices


The Company's consolidated interim financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (unaudited)

The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                                    At or for the six   At or for the
                                                      months ended         year ended
                                                     March 31, 1997     September 30, 1996

Performance Ratios (1):

Net income per share                                   $     0.41             N/A
Return on average assets (annualized)                        0.74%            0.16%
Return on average stockholders' equity (annualized)          5.31%            2.55%
Interest rate spread                                         2.89%            2.69%
Net interest margin                                          3.61%            3.02%
Efficiency ratio (2)                                        64.14%           88.03%
Expense ratio (annualized) (3)                               2.41%            2.79%

Asset Quality Ratios:

Non-performing loans to total assets                         0.38%            0.51%
Non-performing loans to total loans                          0.79%            1.09%
Allowance for loan losses to non-performing loans          174.35%          112.40%
Allowance for loan losses to total loans receivable          1.38%            1.23%
Non-performing assets to total assets                        0.38%            0.51%

Capital Ratios (4):

Stockholders' equity to total assets at period end          13.85%           13.40%
Average stockholders' equity to average total assets        13.88%            6.21%
Tangible capital                                            13.91%           13.41%
Core (Tier I) capital                                       13.91%           13.41%
Total risk-based capital                                    33.88%           33.54%
Book value per share (5)                               $    15.66         $  15.32



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

(5) Does not include the effect of 108,010 ESOP shares and 110,780 ESOP shares at March 31, 1997 and September 30,1996, respectively.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  Not applicable

Item 2.           Changes in Securities
                  Not applicable

Item 3.           Defaults upon Senior Securities
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5.           Other Information
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      None

                  (b) Reports on Form 8-K
                      None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AFSALA BANCORP, INC.
                                   --------------------


DATE:  May  8, 1997           BY:  /s/ John M. Lisicki
                                   -------------------
                                   John M. Lisicki
                                       President (principal executive officer)




DATE:  May  8, 1997           BY:  /s/ James J. Alescio
                                   --------------------
                                   James J Alescio
                                       Treasurer (principal financial officer)