Form 10QSB
period 1997-06-30
AFSALA BANCORP INC
filed 1997-08-14
CIK 1016931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended June 30, 1997 Commission File No. 0-21113


                              AFSALA BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                 14-1793890
              --------                                 ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                     161 CHURCH STREET, AMSTERDAM, NY 12010
                     --------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (518) 842-5700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                              ---         ---

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of shares outstanding
     Class of Common Stock                             as of August  7, 1997
     ---------------------                         ----------------------------

     Common Stock, Par $.10                                   1,454,750


Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                                 ----    ---

                       AFSALA BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1997


INDEX

Part I    CONSOLIDATED FINANCIAL INFORMATION
------
                                                                                                      Page
Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1997
            (unaudited) and September 30, 1996             .............................................1

            Consolidated Statements of Income for the three
            months ended June 30, 1997 and 1996 (Unaudited) ............................................2

            Consolidated Statements of Income for the nine
            months ended June 30, 1997 and 1996 (Unaudited) ............................................3

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1997 and 1996 (Unaudited).............................................4

            Notes to unaudited consolidated interim financial statements................................5

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations............................................8


Part II     OTHER INFORMATION
-------

Item 1.     Legal
Proceedings............................................................................................22

Item 2.     Changes in
Securities.............................................................................................22

Item 3.     Defaults Upon Senior
Securities.............................................................................................22

Item 4.     Submission of Matters to a Vote of Security Holders........................................22

Item 5.     Other
Information............................................................................................23

Item 6.     Exhibits and Reports on Form 8-K.   .......................................................23

Signatures.............................................................................................24


                       AFSALA BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                          June 30,     September 30,
Assets                                                                      1997           1996
------                                                                 --------------   -----------
Cash and due from banks                                                $   4,224,844    $   4,816,392
Federal funds sold                                                         9,850,000       19,200,000
Term deposits with the Federal Home Loan Bank                                   --          3,000,000
                                                                       -------------    -------------


                 Total cash and cash equivalents                          14,074,844       27,016,392
                                                                       -------------    -------------

Securities available for sale, at approximate fair value                  26,998,486       17,131,802
Investment securities held to maturity                                    40,396,756       34,999,930
Federal Home Loan Bank of New York stock, at cost                            565,300          565,300
Loans receivable, net                                                     73,857,917       70,677,291
Accrued interest receivable                                                1,374,548        1,156,466
Premises and equipment, net                                                1,687,591        1,703,491
Other assets                                                                 225,356          426,015
                                                                       -------------    -------------
                 Total assets                                          $ 159,180,798    $ 153,676,687
                                                                       =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

         Deposits                                                        135,247,121      126,460,081
         Federal Home Loan  Bank of New York long term
            borrowings                                                     1,512,500        1,815,625
         Escrow accounts                                                     291,250          365,187
         Accrued expenses and other liabilities                              685,882        4,444,922
                                                                       -------------    -------------
                 Total liabilities                                       137,736,753      133,085,815
                                                                       -------------    -------------

Commitments and contingent liabilities

Stockholders' Equity:
  Preferred stock, $0.10 par value;  authorized 500,000 shares; none            --               --
issued
  Common stock, $0.10 par value; authorized 1,454,750 shares
              issued and outstanding                                         145,475          145,475
  Additional paid-in capital                                              14,250,657       13,460,381
  Retained earnings, substantially restricted                              8,929,367        8,120,864
  Common stock acquired by ESOP                                           (1,080,105)      (1,107,800)
  Unearned Restricted Stock Plan                                            (772,472)            --
  Net unrealized loss on securities available for sale, net of tax           (28,877)         (28,048)
                                                                       -------------    -------------

                 Total  stockholders' equity                              21,444,045       20,590,872
                                                                       -------------    -------------

                 Total liabilities and stockholders' equity            $ 159,180,798    $ 153,676,687
                                                                       =============    =============

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                     1997                      1996
                                                                                --------------            ------------
Interest and dividend income:
      Interest and fees on loans                                                $   1,522,309             $ 1,443,523
      Interest on Federal funds sold                                                   80,516                  88,666
      Interest on FHLB term deposits                                                       --                  27,607
      Interest on securities available for sale                                       432,366                 233,086
      Interest on investment securities                                               674,214                 503,940
      Dividends on Federal Home Loan Bank of NY stock                                   8,809                   8,799
                                                                                        -----                   -----
             Total interest and dividend income                                     2,718,214               2,305,621
                                                                                    ---------               ---------

Interest expense:
      Deposits and escrow accounts                                                  1,372,241               1,280,358
      Federal Home Loan Bank of New York long term
         borrowings                                                                    28,907                  34,669
                                                                                       ------                  ------
             Total interest expense                                                 1,401,148               1,315,027
                                                                                    ---------               ---------

             Net interest income                                                    1,317,066                 990,594

Provision for loan losses                                                              60,000                  55,000
                                                                                       ------                  ------

             Net interest income after provision for loan losses                    1,257,066                 935,594
                                                                                    ---------                 -------

 Non-interest  income:
      Service charges on deposit accounts                                              83,136                  88,810
      Other                                                                             2,237                   2,054
                                                                                        -----                   -----
            Total  non-interest income                                                 85,373                  90,864
                                                                                       ------                  ------
Non-interest expenses:
      Compensation and benefits                                                       402,668                 311,146
      Occupancy and equipment                                                         134,255                 126,367
      FDIC deposit insurance premium                                                   20,519                  67,675
      Data processing fees                                                             63,889                  66,752
      Professional services fees                                                       81,967                  26,722
      Advertising                                                                      18,534                  14,685
      Supplies                                                                         35,654                  20,723
      Other                                                                           115,032                 118,546
                                                                                      -------                 -------
             Total  non-interest expenses                                             872,518                 752,616
                                                                                      -------                 -------


             Income before income tax expense                                         469,921                 273,842

Income tax expense                                                                    160,000                  91,000
                                                                                      -------                  ------


             Net income                                                          $    309,921            $    182,842
                                                                                 ============            ============

             Net income per share                                                $       0.23            $        N/A
                                                                                 ============            ============

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the nine months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                      1997                   1996
                                                                                -------------           -------------
Interest and dividend income:
      Interest and fees on loans                                                $   4,559,434           $   4,254,711
      Interest on Federal funds sold                                                  278,163                 251,599
      Interest on FHLB term deposits                                                  142,037                  72,380
      Interest on securities available for sale                                       936,270                 513,734
      Interest on investment securities                                             2,014,125               1,628,718
      Dividends on Federal Home Loan Bank of NY stock                                  27,053                  27,726
                                                                                       ------                  ------
             Total interest and dividend income                                     7,957,082               6,748,868
                                                                                    ---------               ---------
Interest expense:
      Deposits and escrow accounts                                                  3,968,968               3,854,449
      Federal Home Loan Bank of New York long term
         borrowings                                                                    88,482                 110,725
                                                                                       ------                 -------
             Total interest expense                                                 4,057,450               3,965,174
                                                                                    ---------               ---------

            Net interest income                                                     3,899,632               2,783,694

Provision for loan losses                                                             210,000                 135,000
                                                                                      -------                 -------

      Net interest income after provision for loan losses                           3,689,632               2,648,694
                                                                                    ---------               ---------


Non-interest income:
      Service charges on deposit accounts                                             282,172                 269,051
      Other                                                                            31,657                  18,946
                                                                                       ------                  ------
             Total  non-interest income                                               313,829                 287,997
                                                                                      -------                 -------

Non-interest expenses:
      Compensation and benefits                                                     1,139,741                 938,434
      Occupancy and equipment                                                         407,048                 358,838
      FDIC deposit insurance premium                                                   96,532                 196,579
      Data processing fees                                                            205,963                 199,718
      Professional service fees                                                       213,591                  85,263
      Advertising                                                                      43,024                  32,657
      Supplies                                                                         85,295                  59,587
      Other                                                                           485,163                 334,801
                                                                                      -------                 -------
             Total non-interest expenses                                            2,676,357               2,205,877
                                                                                    ---------               ---------

             Income before income tax expense                                       1,327,104                 730,814

Income tax expense                                                                    464,731                 229,600
                                                                                      -------                 -------

             Net income                                                           $   862,373             $   501,214
                                                                                  ===========             ===========

             Net income per share                                                 $      0.64             $       N/A
                                                                                  ===========             ===========

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the nine months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                                       1997                  1996
                                                                                                       ----                  ----
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
         Net income                                                                               $   862,373           $   501,214
         Adjustments to reconcile net income to net
             cash (used in) provided by operating activities:
              Depreciation                                                                            129,857               122,021
              Provision for loan losses                                                               210,000               135,000
              Allocation of ESOP stock                                                                 32,406                    --
              RSP compensation expense                                                                 13,093                    --
              Increase in accrued interest receivable                                                (218,082)              (38,645)
              Decrease (increase) in other assets                                                     232,048              (320,985)
              (Decrease) increase in accrued expenses and other liabilities                        (3,758,615)              137,834
                                                                                                  -----------           -----------
                    Total adjustments                                                              (3,359,293)               35,225
                                                                                                  -----------           -----------
                    Net cash (used in) provided by operating activities                            (2,496,920)              536,439
                                                                                                  -----------           -----------

Cash flows from investing activities:
          Proceeds from the maturity and call of securities
                 available for sale                                                                 8,132,062             2,534,141
          Purchase of securities available for sale                                               (18,000,000)             (500,000)
          Proceeds from the maturity and call of investment securities                              6,088,234             8,775,319
          Purchase of investment securities                                                       (11,485,060)          (11,931,899)
          Net loans made to customers                                                              (3,422,015)           (3,773,507)
          Capital expenditures                                                                       (113,957)              (73,223)
                                                                                                 ------------           -----------
                   Net cash used in investing activities                                          (18,800,736)           (4,969,169)
                                                                                                 ------------           -----------

Cash flows from financing activities:
          Increase in deposits                                                                      8,787,040             9,261,257
          Repayments on long term borrowings from the
                 Federal  Home Loan Bank                                                             (303,125)             (353,125)
          Decrease in escrow accounts                                                                 (73,937)              (97,801)
          Dividends paid                                                                              (53,870)                   --
                                                                                                     --------           -----------
                   Net cash provided by financing activities                                        8,356,108             8,810,331
                                                                                                    ---------           -----------

Net (decrease) increase in cash and cash equivalents                                              (12,941,548)            4,377,601
Cash and cash equivalents at beginning of period                                                   27,016,392             9,673,328
                                                                                                   ----------           -----------
Cash and cash equivalents at end of period                                                        $14,074,844           $14,050,929
                                                                                                  ===========           ===========
Additional  Disclosures Relative to Cash Flows:
                  Interest paid                                                                   $ 4,066,692           $ 3,962,945
                                                                                                  ===========           ===========

                 Taxes paid                                                                       $   307,738           $   135,000
                                                                                                  ===========           ===========
Supplemental schedule of non-cash investing and financing activities:

  Investment  securities held to maturity transferred to
      securities available for sale                                                               $        --           $16,602,489
                                                                                                  ===========           ===========

  Transfer of loans to real estate owned                                                          $    31,389           $        --
                                                                                                  ===========           ============
  Change in unrealized gain (loss) on securities available for sale, net of tax                   $      (829)          $   (61,854)
                                                                                                  ===========           ===========

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1997, the Consolidated Statements of Income for the three months and nine months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1997. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1996 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc's 1996 Annual Report on Form 10-KSB.


NOTE 2.  Net Income Per Share

Net income per share for the three months and nine months ended June 30, 1997 has been determined by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of common stock outstanding are reduced by the Company's Employee Stock Ownership Plan (ESOP) shares that have not been committed to be released in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The weighted average number of shares of common stock outstanding for the three months and nine months ended June 30, 1997 was 1,347,000 and 1,346,000, respectively. The effect of outstanding stock option awards and shares issued under the Restricted Stock Plan are not material to the calculation of net income per share. Net income per share for the the three months and nine months ended June 30, 1996 is not applicable as there were no shares outstanding during these time periods.

See also Note 4.

NOTE 3.  Employee Benefits


AFSALA Bancorp, Inc. 1997 Stock Option Plan
-------------------------------------------


On May 30, 1997, the stockholders approved the AFSALA Bancorp, Inc. 1997 Stock Option Plan ("Option Plan"). Under the Option Plan, options to purchase a number of shares equal to 10% of the Company's shares issued in its initial public offering, or 145,475 shares, became available for award to officers, directors, key employees and other persons from time to time. Concurrent with the approval of the Option Plan, 145,475 stock options were granted to officers, directors and key employees of the Company at an exercise price of $13.50 per share, representing the fair market value of the stock on the grant date. The options vest over a five year period at a rate of 20% annually, commencing on the one year anniversary of the grant date.


Amsterdam Federal Bank Restricted Stock Plan
--------------------------------------------

On May 30, 1997, the stockholders approved the Amsterdam Federal Bank Restricted Stock Plan ("RSP") for the benefit of officers, directors, and key employees of the Company. Under the RSP, 4% of the Company's common stock, or 58,190 shares, became available for award in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Concurrent with the approval of the RSP, 58,190 shares were awarded and vest over a five year period at a rate of 20% annually, commencing on the one year anniversary of the grant date. The fair market value of the shares awarded on the grant date of approximately $786,000 is being amortized to compensation expense as the participants become vested in those shares. For the three and nine months ended June 30, 1997, the Company recognized compensation expense related to the RSP of approximately $13,000. The restricted stock related to the RSP has not yet been issued by the Company.


NOTE 4.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share
(EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share," and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior- period EPS data presented. Management does not anticipate that the adoption of this Statement will have a material effect on the Company's consolidated financial statements.


In June 1997, the Financial Accounting Standards Board ('FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income and its compenents in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale, foreign currency items, and minimum pension liability adjustments. This statement is effective for both interim and annual periods beginning after December 15, 1997. As required, the Company will adopt Statement 130 in the second quarter of fiscal 1998, and will report and display comprehensive income in accordance with the new statement.


In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for periods beginning after December 15, 1997. Management does not anticipate that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

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

The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, other income, such as fees on deposit-related services, and the Bank's provision for loan losses.

The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loans to assets ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At June 30, 1997, the Bank's loans receivable, net, to assets ratio was 46.4%, up from 46.0% at September 30, 1996. At June 30, 1997, $65.9 million, or 48.8%, of total deposits were in non-time deposits accounts, as compared to $62.6 million, or 49.5%, at September 30, 1996.

Consolidated Financial Condition


Total assets increased by $5.5 million or 3.6% to $159.2 million at June 30, 1997 from $153.7 million at September 30, 1996, primarily due to increases in total securities (both securities available for sale and investment securities held to maturity) of $15.3 million, or 29.3%, and net loans receivable of $3.2 million, or 4.5%. These increases were partially offset by decreases in federal funds sold and term deposits with the Federal Home Loan Bank of $9.4 million, or 48.7%, and $3.0 million, or 100.0%, respectively. These shifts were primarily the result of the re- investment of the proceeds from the offering into higher yielding instruments.

The Company's securities available for sale increased $9.9 million or 57.6% to $27.0 million at June 30, 1997 from $17.1 million at September 30, 1996. Likewise, investment securities held to maturity increased by $5.4 million or 15.4% to $40.4 million at June 30, 1997, up from $35.0 million at September 30, 1996.

The Company's net loans receivable increased by $3.2 million or 4.5% to $73.9 million at June 30, 1997 up from $70.7 million at September 30, 1996. The increase in net loans receivable was due to improved loan activity, primarily in residential mortgage and home equity loans.

The Company's deposits increased by $8.8 million or 6.9% to $135.2 million at June 30, 1997 from $126.5 million at September 30, 1996 primarily due to various marketing promotions offered in the supermarket branches along with the opening of a new branch in May 1997. Offsetting this increase in deposits was a decrease in accrued expenses and other liabilities as accrued expenses and other liabilities decreased $3.7 million or 84.6% to $686 thousand at June 30, 1997 from $4.4 million at September 30, 1996 resulting from the payment of cashier checks which were issued and outstanding on September 30, 1996 to refund the over-subscriptions related to the Company's initial public offering.


Stockholders' equity increased by $853 thousand or 4.1% to $21.4 million at June 30, 1997 from $20.6 million at September 30, 1996. The increase was primarily the result of net income for the nine months ended June 30, 1997. Equity during the period was also effected by 2,770 shares of common stock committed to be released by the Company's ESOP as of December 31, 1996. In June 1997, the Company received the necessary regulatory and Board approval to initiate a stock repurchase plan covering up to 5% or 72,737 shares of the Company's common stock to be purchased in the open market.

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

In an effort to reduce interest rate risk and protect itself from the negative effects of rapid or prolonged changes in interest rates, the Bank has instituted certain asset and liability management measures, including (i) originating, for its portfolio, a large base of adjustable-rate residential mortgage loans, and
(ii) maintaining substantial levels of federal funds and securities with one to five year terms to maturity.

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

The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's interest rate spread increased for the three months ended June 30,1997 and 1996 from 2.77% to 2.89% and for the nine months ended June 30, 1997 and 1996 from 2.63% to 2.90%.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                 Average Balance Sheet, Interest Rates and Yield
                                   (Unaudited)


                                                        For the Three Months Ended June  30,
                                                         1997                         1996
                                      ------------------------------------ ----------------------------------


                                             Average     Interest  Average      Average    Interest  Average
                                           Outstanding   Earned/   Yield/      Outstanding Earned/    Yield/
                                             Balance      Paid     Cost(1)       Balance    Paid      Cost(1)
                                                               (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                       $  6,105         81      5.32%    $  7,012         89      5.10%
   Term deposits with Federal
         Home Loan Bank of NY                      -          -         -        2,069         28      5.44
   Securities available for sale (3)          27,465        432      6.31       17,203        233      5.45
   Investment securities held to maturity     41,673        674      6.49       32,485        504      6.24
   FHLB of NY stock                              565          9      6.39          566          9      6.40
   Loans receivable, net(2)                   72,462      1,522      8.42       68,535      1,443      8.47
                                            --------   --------   -------      -------   --------      ----
       Total interest-earning assets         148,270      2,718      7.35      127,870      2,306      7.25
                                                          -----   -------      -------   --------      ----
Non-interest earning assets                    7,739                             6,281
                                              ------                            ------
       Total assets                         $156,009                          $134,151
                                            ========                          ========


Interest-bearing liabilities:
   Savings accounts                          $36,364        272      3.00     $ 35,608       266      3.00
   NOW  accounts                              11,227         65      2.32       10,247        58      2.28
   Money market accounts                       9,266         95      4.11        6,981        64      3.69
   Time deposit accounts                      67,277        939      5.60       62,957       890      5.69
   Escrow accounts                               204          1      1.97          303         2      2.65
   FHLB of NY long term borrowings             1,631         29      7.13        1,986        35      7.09
                                             -------    -------   -------      -------   -------      ----
Total interest-bearing liabilities           125,969      1,401      4.46      118,082     1,315      4.48
                                                        -------   --------               -------      ----

Non-interest bearing deposits                  7,970                             6,783
Other non-interest bearing liabilities           816                             1,000
Equity                                        21,254                             8,286
                                            --------                           -------
       Total liabilities and equity         $156,009                          $134,151
                                            ========                          ========

Net interest income                                     $ 1,317                          $   991
                                                        =======                          =======

Interest rate spread                                                 2.89%                            2.77%
                                                                  =======                          =======


Net interest margin                                                  3.56%                            3.12%
                                                                  =======                          =======
Ratio of average interest-earning
        assets to average
        interest-bearing liabilities          117.70%                           108.29%
                                            ========                           =======




(1)  Annualized
(2)  Calculated net of allowance for loan losses. Includes non-accrual loans.
(3)  Average  securities  available  for sale are included at  approximate  fair
     value.   The  adjustment  to  approximate  fair  value  is  not  considered significant.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)


                                                        For the Nine Months Ended June  30,
                                                         1997                         1996
                                      ------------------------------------ ----------------------------------


                                             Average     Interest  Average      Average    Interest  Average
                                           Outstanding   Earned/   Yield/      Outstanding Earned/    Yield/
                                             Balance      Paid     Cost(1)       Balance    Paid      Cost(1)
                                                               (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                       $  7,121        278        5.22%   $  6,509         251        5.15%
   Term deposits with Federal
         Home Loan Bank of NY                  3,480        142         5.46      1,756          72        5.48
   Securities available for sale (3)          20,846        936         6.00     12,626         514        5.44
   Investment securities held to maturity     41,129      2,014         6.55     36,183       1,629        6.01
   FHLB of NY stock                              565         27         6.39        566          28        6.61
   Loans receivable, net(2)                   72,068      4,560         8.46     67,456       4,255        8.43
                                            --------     ------      -------   --------     -------      ------
       Total interest-earning assets         145,209      7,957         7.33    125,096       6,749        7.21
                                                         ------      -------                 ------      ------
Non-interest earning assets                    7,000                              6,181
                                              ------                             ------
       Total assets                         $152,209                           $131,277
                                            ========                           ========


Interest-bearing liabilities:
   Savings accounts                         $ 35,911        805         3.00   $ 34,666         779        3.00
   NOW  accounts                              10,957        189         2.31      9,617         164        2.28
   Money market accounts                       8,745        263         4.02      6,334         171        3.61
   Time deposit accounts                      64,853      2,706         5.58     62,591       2,733        5.83
   Escrow accounts                               267          6         3.00        417           7        2.24
   FHLB of NY long term borrowings             1,677         88         7.02      2,109         111        7.03
                                            --------     ------      -------   --------      ------       -----
Total interest-bearing liabilities           122,410      4,057         4.43    115,734       3,965        4.58
                                                         ------      -------                  -----       -----
Non-interest bearing deposits                  7,703                              6,424
Other non-interest bearing liabilities         1,099                                974
Equity                                        20,997                              8,145
                                            --------                           --------
       Total liabilities and equity         $152,209                           $131,277
                                            ========                           ========

Net interest income                                      $3,900                            $  2,784
                                                         ======                            ========

Interest rate spread                                                     2.90%                             2.63%
                                                                      =======                             =====


Net interest margin                                                      3.59%                             2.97%
                                                                      =======                             =====

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities           118.63%                           108.09%
                                            ==========                         ========

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

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              RATE/ VOLUME ANALYSIS
                                   (Unaudited)

                         THREE MONTHS ENDED JUNE 30,1997
                                  COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1996
                        --------------------------------

                                                      INCREASE   (DECREASE)
                                            ------------------------------------
                                                       DUE TO
                                            -------------------------
                                               VOLUME         RATE        NET
                                               ------         ----        ---
Interest and dividend  income:
   Federal funds sold                       $ (12,049)       3,899       (8,150)
   Term deposits with FHLB of NY              (27,607)        --        (27,607)
   Securities available for sale              156,930       42,350      199,280
   Investment securities held to maturity     147,842       22,432      170,274
   FHLB of NY stock                                (6)          16           10
   Loans receivable, net                       83,340       (4,554)      78,786
                                            ---------    ---------    ---------
Total interest and dividend income            348,450       64,143      412,593
                                            ---------    ---------    ---------

Interest expense:
   Savings accounts                             5,735          740        6,475
   NOW  accounts                                6,101        1,297        7,398
   Money market accounts                       22,324        7,970       30,294
   Time deposit accounts                       59,767      (11,942)      47,825
   Escrow  accounts                               (61)         (48)        (109)
   FHLB of NY long term borrowings             (6,065)         303       (5,762)
                                            ---------    ---------    ---------
Total interest expense                         87,801       (1,680)      86,121
                                            ---------    ---------    ---------

Net change in net interest income           $ 260,649    $  65,823    $ 326,472
                                            =========    =========    =========


                         NINE MONTHS ENDED JUNE 30,1997
                                  COMPARED WITH
                         NINE MONTHS ENDED JUNE 30, 1996
                         -------------------------------

                                                      INCREASE   (DECREASE)
                                            ------------------------------------
                                                       DUE TO
                                            -------------------------
                                               VOLUME         RATE        NET
                                               ------         ----        ---
Interest and dividend income:
   Federal funds sold                       $  23,416        3,148       26,564
   Term deposits with FHLB of NY               69,989         (332)      69,657
   Securities available for sale              365,340       57,196      422,536
   Investment securities held to maturity     233,568      151,839      385,407
   FHLB of NY stock                               (30)        (643)        (673)
   Loans receivable, net                      293,412       11,311      304,723
                                            ---------    ---------   ----------
Total interest and dividend income            985,695      222,519    1,208,214
                                            ---------    ---------   ----------

Interest expense:
   Savings accounts                            26,892         (744)      26,148
   NOW  accounts                               22,963        2,015       24,978
   Money market accounts                       70,918       20,965       91,883
   Time deposit accounts                       95,684     (123,238)     (27,554)
   Escrow  accounts                            (2,923)       1,987         (936)
   FHLB of NY long term borrowings            (21,991)        (252)     (22,243)
                                            ---------    ---------   ----------
Total interest expense                        191,543      (99,267)      92,276
                                            ---------    ---------   ----------

Net change in net interest income           $ 794,152    $ 321,786   $1,115,938
                                            =========    =========   ==========

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1997 and
1996.

Net Income. Net income increased by $127 thousand or 69.5% for the three months ended June 30, 1997 to $310 thousand from $183 thousand for the three months ended June 30, 1996. Net income for the three months ended June 30, 1997 increased primarily as a result of increased net interest income offset in part by an increase in non-interest expenses. Net interest income increased by $326 thousand or 33.0% to $1.3 million for the three months ended June 30, 1997 as compared to $991 thousand for the three months ended June 30, 1996. Non-interest expenses increased $120 thousand or 15.9% to $873 thousand for the three months ended June 30, 1997 from $753 thousand for the three months ended June 30, 1996. This increase was primarily due to increased compensation and benefit expenses as a result of costs related to the Company's new ESOP and RSP, increased professional fees as a result of being a public company, and additional expenses associated with the opening of a new Operations Center and a new branch office.

Net Interest Income. Net interest income increased by approximately $326 thousand or 33.0% to $1.3 million for the three months ended June 30, 1997. The increase was primarily due to an increase of $20.4 million or 16.0% in the average balance of interest earning assets, in addition to an increase in the interest rate spread from 2.77% for the three months ended June 30, 1996 to 2.89% for the three months ended June 30, 1997, offset by an increase in the average balance of total interest bearing liabilities of $7.9 million or 6.7%.

Interest earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits with the FHLB of New York. Interest bearing liabilities primarily consist of interest bearing deposits and long term borrowings from the FHLB of New York.

The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, increased to 2.89% for the three months ended June 30, 1997 from 2.77% for the three months ended June 30, 1996. The increase in the interest rate spread is the result of a 10 basis point increase in the average yield on interest earning assets combined with a 2 basis point decrease in the average cost of interest bearing liabilities during this period.

Interest and Dividend Income. Interest and dividend income increased by approximately $413 thousand or 17.9% to $2.7 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. The increase was largely the result of an increase of $20.4 million or 16.0% in the average balance of interest earning assets to $148 million for the three months ended June 30, 1997 as compared to $128 million for the three months ended June 30, 1996. This increase was primarily due to the Company's initial public offering on September 30, 1996, which generated approximately $13.6 million in net proceeds which have been redeployed by management into various earning assets categories. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $19.5 million or 39.1%, and an increase in the average balance of net loans receivable of $3.9 million or 5.7%. Also adding to the increase in interest and dividend income was a 10 basis point increase in the average yield on all interest earning assets.

Interest income on securities available for sale increased $199 thousand or 85.5% to $432 thousand for the three months ended June 30, 1997 from $233 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $10.3 million combined with a 86 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity increased $170 thousand or 33.8% to $674 thousand for the three months ended June 30, 1997 from $504 thousand for three months ended June 30, 1996. This increase is primarily the result of an increase in the average balance of investment securities held to maturity of $9.2 million combined with a 25 basis point increase in the average yield on these securities.

Interest and fees on loans increased $79 thousand or 5.5% to $1.5 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. This increase was primarily the result of an increase in the average balance of net loans receivable of $3.9 million, offset slightly by a 5 basis point decrease in the average yield.

The yield on the average balance of interest earning assets was 7.35% and 7.25% for the three months ended June 30, 1997 and 1996, respectively.

Interest Expense. Interest on deposits and escrow accounts increased by $92 thousand for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This increase in interest on deposits and escrow accounts was due to the increase in interest expense related to savings, NOW, money market, and time deposit accounts. The interest expense on savings accounts was $272 thousand for the three months ended June 30, 1997, compared to $266 thousand for the three months June 30, 1996. The interest expense on NOW accounts was $65 thousand for the three months ended June 30, 1997, compared to $58 thousand for the three months June 30, 1996. Likewise, interest expense on money market and time deposit accounts was $95 thousand and $939 thousand, respectively, for the three months ended June 30, 1997, compared to $64 thousand and $890 thousand, respectively, for the three months June 30, 1996. These increases were due primarily to increases in the average balances of the respective deposit types.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased by $6 thousand or 16.6% to $29 thousand for the three months ended June 30, 1997 when compared to the three months ended June 30, 1996, as the average amount of borrowing outstanding decreased by $355 thousand or 17.9%, partially offset by an increase in the rate paid by the Company of 4 basis points. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The Company's ratio of non-performing loans to total assets was 0.45% and

0.51% at June 30, 1997 and September 30, 1996, respectively. The provision for loan losses for the three months ended June 30, 1997 increased $5 thousand to $60 thousand from $55 thousand for the three months ended June 30, 1996. The increase was primarily due to the growth in the loan portfolio discussed above, as well as local economic trends.


Non-Interest Income. Non-interest income remained fairly constant for the three months ended June 30, 1997 and 1996.


Non-Interest Expenses. Non-interest expenses increased $120 thousand or 15.9% to $873 thousand for the three months ended June 30, 1997 from $753 thousand for the three months ended June 30, 1996. The increase in compensation and benefits expense of $92 thousand or 29.4% was primarily the result of costs related to the Company's new ESOP, and the establishment of the Restricted Stock Plan, as well as general cost of living and merit raises to employees. Occupancy and equipment expenses increased by $8 thousand or 6.2% due primarily to the new operations center opened in July 1996 and the new branch opened in May 1997.

FDIC deposit insurance premiums decreased by $47 thousand or 69.7% due primarily to reduced deposit insurance premium rates for the quarter ended June 30, 1997. The reduced rates are the result of the capitalization of the SAIF through a one-time special assessment during September 1996.

Professional service fees increased by $55 thousand or 206.7% to $82 thousand from $27 thousand due primarily to increased legal and accounting fees as a result of being a public company.

Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to both the Company's new ESOP and Restricted Stock Plan. Furthermore, the Company expects that certain operating expenses will increase as a result of the costs associated with being a public company, as noted above.

Income Tax Expense. Income tax expense increased by $69 thousand or 75.8% to $160 thousand for the three months ended June 30, 1997 from $91 thousand for the three months ended June 30, 1996. The increase was primarily the result of the increase in income before income tax expense.

Comparison  of  Operating  Results for the Nine  Months  Ended June 30, 1997 and
1996.

Net Income. Net income increased by $361 thousand or 72.1% for the nine months ended June 30, 1997 to $862 thousand from $501 thousand for the nine months ended June 30, 1996. Net income for the nine months ended June 30, 1997 increased primarily as a result of increases in net interest income and non-interest income of $1.1 million and $26 thousand, respectively, offset by increases in non-interest expenses and the provision for loan losses of $470 thousand and $75 thousand, respectively.

Net Interest Income. Net interest income increased by approximately $1.1 million or 40.1% to $3.9 million from $2.8 million for the nine months ended June 30, 1996. The increase in net interest income was primarily the result of the increase in the amount of average interest earning assets exceeding the increase in average interest bearing liabilities. Likewise, the interest rate spread increased to 2.90% for the nine months ended June 30, 1997 from 2.63% for the same period of the previous year. This increase in the interest rate spread is due to a 12 basis point increase in the average yield on interest earning assets combined with a 15 basis point decrease in the average cost of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased by approximately $1.2 million or 17.9% to $7.9 million for the nine months ended June 30, 1997 from $6.7 million for the nine months ended June 30, 1996. The increase in interest and dividend income was largely the result of an increase of $20.1 million or 16.1% in the average balance of interest earning assets to $145 million for the nine months ended June 30, 1997 as compared to $125 million for the nine months ended June 30, 1996. This increase was primarily due to the Company's initial public offering on September 30, 1996, which generated approximately $13.6 million in net proceeds which have been redeployed by management into various earning asset categories. Also adding to the increase in interest and dividend income was a 12 basis point increase in the average yield on all interest earning assets. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $13.2 million or 27.0%, an increase in the average balance of net loans outstanding of approximately $4.6 million or 6.8%, an increase in the average balance of term deposits with the FHLB of NY of $1.7 million or 98.2%, and an increase in the average balance of federal funds sold of $612 thousand or 9.4%.


Interest income on investment securities held to maturity increased $385 thousand or 23.7% to $2.0 million for the nine months ended June 30, 1997 from $1.6 million for the nine months ended June 30, 1996. This increase is primarily the result of an increase in the average balance of $4.9 million combined with a 54 basis point increase in the average yield on these securities. Interest income on securities available for sale increased $422 thousand or 82.2% to $936 thousand for the nine months ended June 30, 1997 from $514 thousand for the same period of the previous year. The increase in interest income on securities available for sale is primarily due to a increase of $8.2 million in the average balance, as well as a 56 basis point increase in the average yield on these securities.

Interest and fees on loans increased $305 thousand or 7.2% to $4.6 million for the nine months ended June 30, 1997 from $4.3 million for the nine months ended June 30, 1996. This increase was primarily the result of an increase in the average balance of net loans receivable of $4.6 million combined with a 3 basis point increase in the average yield.

Interest Expense. Interest on deposits and escrow accounts amounted to $4.0 million for the nine months ended June 30, 1997, up from $3.9 million for the nine months ended June 30, 1996. The increase over the prior year's period of $115 thousand or 3.0% is a result of increased average balances in savings, NOW, money market, and time deposit accounts, coupled with increased average costs on NOW and money market accounts, offset by decreased average cost of time deposit accounts.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased by $22 thousand or 20.1 % to $88 thousand for the nine months ended June 30, 1997 when compared to the nine months ended June 30, 1996, primarily due to the average amount of borrowing outstanding decreasing by $432 thousand or 20.5%.

Provision for Loan Losses. The provision for loan losses increased $75 thousand to $210 thousand for the nine months ended June 30, 1997 from $135 thousand for the nine months ended June 30, 1996. The Company's ratio of non-performing loans to total assets was 0.45% and 0.51% at June 30, 1997 and September 30, 1996, respectively. The increase in the amount of the provision was based on management's evaluation of the inherent risks associated with the growth in the loan portfolio, as well as local economic trends.

Non-Interest Income. Non-interest income increased for the nine months ended June 30, 1997 to $314 thousand compared with $288 thousand for the corresponding period in the previous year. Increases in service charges on deposit accounts and other non-interest income comprised the majority of the increase from the same period last year.

Non-Interest Expenses. Non-interest expenses increased $470 thousand or 21.3% to $2.7 million for the nine months ended June 30, 1997 from $2.2 million for the nine months ended June 30, 1996. Compensation and benefits expenses, the largest component of non-interest expenses, increased by $201 thousand or 21.5% from the previous period primarily as a result of costs related to the Company's new ESOP, the establishment of the Restricted Stock Plan, as well as general cost of living and merit raises to employees. The increase in cccupancy and equipment expenses of $48 thousand or 13.4% for the nine months ended June 30, 1997 was due primarily to the new operations center opened in July 1996 and the new branch opened in May 1997. FDIC deposit insurance premiums decreased by $100 thousand or 50.9% due primarily to reduced deposit insurance premium rates during the nine month period ended June 30, 1997. Professional service fees and other non-interest expenses for the nine months ended June 30, 1997, increased $128 thousand or 150.5% and $150 thousand or 44.9%, respectively, as a result of additional legal, accounting and other fees related to being a publicly traded company, Delaware franchise taxes, and the write off of certain items deemed uncollectible by management.

Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to both the Company's new ESOP and Restricted Stock Plan. Furthermore, the Company expects that certain operating expenses will increase as a result of the costs associated with being a public company, as noted above.

Income Tax expense. Income tax expense increased to $465 thousand for the nine months ended June 30, 1997 from $230 thousand for the nine months ended June 30, 1996. The increase was primarily the result of the increase in income before income tax expense during the period.


Liquidity and Capital Resources


The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 47.73% and 47.02% at June 30, 1997 and September 30, 1996, respectively.

The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the nine months ended June 30, 1997 and 1996, the primary source of funds was cash flows from deposit growth. On September 30, 1996, the Company also had significant cash flows from its initial public offering on that date which provided investable cash flows for the nine months ended June 30, 1997.

While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

In addition to deposit growth, from time to time the Company borrows funds from the FHLB of New York to supplement its cash flows. At June 30, 1997 and September 30, 1996, the Company had outstanding borrowings from the FHLB of $1.5 million and $1.8 million, respectively.

As of June 30, 1997 and September 30, 1996, the Company had $27.0 million and $17.1 million of securities, respectively, classified as available for sale and $40.4 million and $35.0 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit outflows.

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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 1997, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at June 30, 1997 according to regulatory definition. At June 30, 1997, the Company's consolidated tangible and core capital levels were both $21.5 million (13.48% of total adjusted assets) and its total risk-based capital level was $22.3 million (32.75% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.




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

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (Unaudited)


The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                                                 At or for the nine           At or for the
                                                                    months ended                year ended
                                                                    June 30, 1997           September 30, 1996


Performance Ratios (1):

Net income per share                                                $     0.64                         N/A
Return on average assets (annualized)                                     0.76%                       0.16%
Return on average stockholders' equity (annualized)                       5.49%                       2.55%
Interest rate spread                                                      2.90%                       2.69%
Net interest margin                                                       3.59%                       3.02%
Efficiency ratio (2)                                                     63.12%                      88.03%
Expense ratio (annualized) (3)                                            2.34%                       2.79%

Asset Quality Ratios:

Non-performing loans to total assets                                      0.45%                       0.51%
Non-performing loans to total loans                                       0.95%                       1.09%
Allowance for loan losses to non-performing loans                       150.86%                     112.40%
Allowance for loan losses to total loans receivable                       1.44%                       1.23%
Non-performing assets to total assets                                     0.47%                       0.51%

Capital Ratios (4):

Stockholders' equity to total assets at period end                       13.47%                      13.40%
Average stockholders' equity to average total assets                     13.79%                       6.21%
Tangible capital                                                         13.48%                      13.41%
Core (Tier I) capital                                                    13.48%                      13.41%
Total risk-based capital                                                 32.75%                      33.54%
Book value per share (5)                                            $    15.92                    $  15.32


(1) Performance ratios for the year ended September 30, 1996 were significantly effected by the SAIF one-time special assessment which amounted to approximately $702 thousand before applicable taxes.

(2) Total non-interest expenses, excluding other real estate owned expense, as a percentage of net interest income and total non-interest income, excluding net securities transactions.

(3) Total non-interest expenses, excluding other real estate owned expense, as a percentage average total assets.

(4) Capital ratios are presented for the consolidated Company.

(5) Does not include the effect of 108,010 and 110,780 ESOP shares at June 30, 1997 and September 30,1996, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              Not applicable

Item 2.       Changes in Securities
              Not applicable

Item 3.       Defaults upon Senior Securities
              Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 30, 1997, there were 1,369,394 voting shares present in person or by proxy, which represented 94.13% of the Company's outstanding shares of 1,454,750. Votes were taken on the following proposals:

Proposal #1 - The election of two directors of the Company.

                               Votes for               Withheld
                               ---------               --------

John M. Lisicki                1,368,009                  1,385
Dr. Daniel J. Greco            1,368,609                    785


The Board of Directors of the Company currently consists of seven menbers. In addition to the two directors named above, continuing directors are Dr. Ronald
S. Tecler, John A. Tesiero, Jr., John A. Kosinski, Jr., Joseph G. Opalka, and Florence B. Opiela.

Proposal #2- The approval of the AFSALA Bancorp, Inc. 1997 Stock Option Plan.

                               Votes for          Votes Against       Abstain
                               ---------          -------------       -------

                                 975,584             104,382           17,695


 Proposal #3- The approval of the Amsterdam Federal Bank Restricted Stock Plan.

                               Votes for          Votes Against       Abstain
                               ---------          -------------       -------

                                 940,128             132,621           23,531

                                      - 22

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



                                  AFSALA BANCORP, INC.
                                  --------------------


DATE:  August  8, 1997      BY:  /s/ John M. Lisicki
                                 -------------------
                                 John M. Lisicki
                                 President (principal executive officer)




DATE:  August  8, 1997      BY:  /s/ James J. Alescio
                                 --------------------
                                 James J Alescio
                                 Treasurer (principal financial officer)