Form 10KSB
AFSALA BANCORP INC
filed 1997-12-29
CIK 1016931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended: September 30, 1997,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File No. 0-21113

                              AFSALA Bancorp, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                      14-1793890
--------------------------------                     -------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

161 Church Street, Amsterdam, New York                      12010
--------------------------------------                      -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (518) 842-5700
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $11,174,465

         As of December 12, 1997, there were issued and outstanding 1,388,440 shares of the registrant's Common Stock.

         Registrant's voting stock is listed on the Nasdaq National Market under the symbol "AFED." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on December 12, 1997, was $22.5 million.

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 (Part II).

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1997 (Part III).

                                     PART I

Item 1.  Business
-----------------

General

         AFSALA Bancorp, Inc. (the "Company" or the "Registrant") is a Delaware-chartered corporation organized in June 1996 at the direction of Amsterdam Federal Bank (the "Bank") to acquire all of the capital stock that the Bank issued upon the Bank's conversion from the mutual to stock form of ownership (the "Conversion") on September 30, 1996. As of September 30, 1997, the Company had total assets of $160.4 million, total deposits of $135.3 million, and stockholders' equity of $20.6 million or 12.85% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank. As such, references herein to the Bank include the Company unless the context otherwise indicates.

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

         The Bank attracts deposits from the general public and uses such deposits primarily to originate loans, including home equity loans, secured by first mortgages on one- to four-family residences in its market areas. The Bank also originates consumer loans, consisting of personal loans, home improvement loans, and passbook loans, and to a much lesser extent, the Bank originates commercial real estate loans and other commercial loans. Although the total loan portfolio still consists of a small amount of education loans, the Bank ceased making such loans in June 1994.

         The principal sources of funds for the Bank's lending activities are deposits, the repayment and maturity of loans and sale, maturity, and call of securities, and Federal Home Loan Bank ("FHLB") advances. The principal source of income is interest on loans and securities. The principal expense is interest paid on deposits.

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

Market Area and Competition

         The Bank operates five offices and an operations center. The main office, the operations center, and two branch offices are located in Amsterdam, New York, in Montgomery County. One branch office which was opened in October 1994, is in a Shop N Save Supermarket located in Gloversville, New York, in Fulton County, and one branch office, which was opened in May 1995, is in a Shop N Save Supermarket located in Oneonta, New York, in Otsego County. Based on the Bank's branch locations and deposit activity, the Bank has two market areas. Both market areas are defined by existing boundaries. One market area consists of the Cities of Amsterdam, Gloversville, Johnstown, and the Towns of Amsterdam, Johnstown, Florida, Mohawk, Broadalbin, Mayfield, and Perth. The other market area consists of the City of Oneonta and Town of Oneonta. The Bank expects to open another branch during fiscal 1998 in a Price Chopper supermarket in Norwich, New York.

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

Lending Activities

         General. The Bank's loan portfolio predominantly consists of mortgage loans secured by one- to four-family residences. The Bank emphasizes home equity loans secured by first and second mortgage loans on one- to four-family residences. The Bank also originates consumer loans, consisting of personal loans, home improvement loans, and passbook loans. To a lesser extent, the Bank originates commercial real estate loans and other commercial loans. Although the loan portfolio still consists of a small amount of education loans, the Bank ceased making such loans in June 1994.

         At September 30, 1997, loans secured by first mortgages on one- to four-family residences totalled $44.9 million, or 58.38%, of the Bank's total loan portfolio. Prior to 1988, the Bank purchased loans, however, it is the current practice of the Bank not to purchase loans. Other than educational loans which were sold, the Bank does not sell loans, and the Bank is primarily a portfolio lender. For its mortgage loan portfolio, the Bank originates fixed rate and adjustable-rate mortgage loans. At September 30, 1997, adjustable-rate residential mortgage loans totalled approximately 34.27% of the Bank's residential mortgage loans.

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

                                                                                    September 30,
                                                          -----------------------------------------------------------------
                                                                      1997                                  1996
                                                          ----------------------------         ----------------------------
                                                               $                 %                  $                  %
                                                                             (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  Residential..................................             $44,908            58.38%            $43,966             61.44%
  Commercial...................................               3,665             4.76               3,015              4.21
  Home equity .................................              17,677            22.98              14,666             20.50
                                                             ------            -----              ------             -----
     Total real estate loans...................              66,250            86.12              61,647             86.15
                                                             ------            -----              ------             -----
Consumer Loans:
  Personal secured(1)..........................               3,875             5.04               3,943              5.51
  Personal unsecured...........................                 475             0.62                 432              0.60
  Education....................................                  86             0.11                  91              0.13
  Home improvement.............................               1,790             2.32               1,560              2.18
  Passbook.....................................                 938             1.22                 779              1.09
                                                             ------           ------              ------            ------
     Total consumer loans......................               7,164             9.31               6,805              9.51
                                                             ------           ------              ------            ------
Commercial Loans...............................               3,513             4.57               3,104              4.34
                                                             ------           ------              ------            ------
     Total loans...............................              76,927           100.00%             71,556            100.00%
                                                                              ======                                ======
Less:
  Allowance for loan losses....................               1,108                                  879
                                                             ------                               ------
     Net loans receivable......................             $75,819                              $70,677
                                                             ======                               ======

-------------------
(1) Includes loans secured by, among other things, automobiles, boats, and mobile homes.

         Loan Maturity Tables. The following table sets forth the estimated maturity of the Bank's loan portfolio at September 30, 1997. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                       At September 30, 1997
                                        ------------------------------------------------------------------------------------------
                                        Residential         Commercial           Commercial            Other
                                        Real Estate(1)      Real Estate            Loans               Loans               Total
                                        --------------      -----------            -----               -----               -----
                                                                          (In thousands)

Non-performing.................             $   312            $    --              $   10             $   147            $   469
                                             ======             ======               =====              ======             ======
Amounts Due:
Within 1 year..................             $   281             $   40              $1,534              $2,057            $ 3,912
1 to 5 years...................               7,221                591                 761               2,058             10,631
More than 5 years..............              55,082              3,034               1,218               3,050             62,384
                                             ------              -----               -----               -----             ------
Total due after one year.......              62,303              3,625               1,979               5,108             73,015
                                             ------              -----               -----               -----             ------
Total amount due...............             $62,584             $3,665              $3,513              $7,165            $76,927
                                             ======              =====               =====               =====             ======

Less:
Allowance for loan losses.....................................................................................              1,108
                                                                                                                           ------
  Net loans receivable........................................................................................            $75,819
                                                                                                                           ======


---------------
(1)      Includes home equity loans.


         The following table sets forth the dollar amount of all loans contractually due after September 30, 1998, and shows the amount of such loans which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                 At September 30, 1997
                                             Fixed Rates            Adjustable Rates           Total
                                             -----------            ----------------           -----
                                                                     (In Thousands)

Residential real estate(1).........             $40,923                  $21,380              $62,303
Commercial real estate.............               3,033                      592                3,625
Commercial loans...................               1,979                       --                1,979
Other loans........................               5,066                       42                5,108
                                                 ------                   ------               ------
  Total............................             $51,001                  $22,014              $73,015
                                                 ======                   ======               ======


-------------------
(1)      Includes home equity loans.

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Non-owner-occupied residential mortgage loans are originated up to 75% of the lesser of the appraised value or selling price of the property on a fixed rate basis only. The Bank, on a very limited basis, also originates construction permanent loans on one- to four-family residences. The Bank retains all mortgage loans that it originates. Adjustable-rate mortgage loans, which can adjust annually or every three or five years over the life of the loan depending on the terms of the loan, can have maturities of up to 30 years. Fixed rate loans can have maturities of up to 15 or 20 years depending on the terms of the loan. The Bank also originates a fixed rate 8 year balloon loan with principal and interest payments calculated using a 30 year amortization.

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

         The Bank offers adjustable-rate mortgage loans indexed to the one year U.S. Treasury bill rate. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and most of the Bank's loans can be sold in the secondary market. However, it is the current practice of the Bank to remain a portfolio lender.

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

         Home Equity Loans. The Bank originates home equity loans secured by first and second mortgages on residential real estate. The loans are originated as fixed rate loans with terms of 3 to 15 years. The loans are generally subject to an 80% combined loan-to-value ratio, including any other outstanding mortgages or liens. However, the Bank may occasionally permit a higher loan-to-value ratio based on other factors, such as the strength and credit history of the applicant and the terms of the loan. The Bank has emphasized these loans as a means of supplementing its mortgage loan origination volume.

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

         Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains an Executive Loan Committee comprised of the President, Chief Lending Officer and two members of the Board of Directors. A report of all mortgage loans originated is presented to the Board of Directors monthly. Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from an independent licensed fee appraiser of the real estate intended to be used as security for a proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, each title is reviewed by the attorney for the Bank to determine the necessity for title insurance. Historically, the Bank has not required title insurance except in those instances where the attorney has seen a need for title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan. The Bank is named as mortgagee/loss payee of this insurance.

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 60 days of the date of issuance. The Bank charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 60 day limit. At September 30, 1997, the Bank had $866,000 of outstanding commitments on residential mortgage loans, $150,000 of outstanding commitments on commercial real estate loans, and $589,000 in undisbursed funds related to construction loans. Management believes that less than 5% of loan commitments expire. Furthermore, at September 30, 1997, the Bank had $277,000 in unused personal lines of credit and $40,000 in standby letters of credit.

         Loans to One Borrower. Regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit as set by the Board of Directors is 10% of unimpaired capital and surplus.

         At September 30, 1997, the Bank's largest lending relationship was comprised of loans secured by commercial and residential properties, in addition to, equipment, inventory and receivables aggregating approximately $830,000 located in the Bank's market areas. The second largest lending relationship consisted of loans secured by commercial and residential properties aggregating approximately $730,000 at September 30, 1997, located in the Bank's market areas. Likewise, the third largest lending relationship consisted of loans secured by commercial and residential properties aggregating approximately $610,000 at September 30, 1997 located in the Bank's market areas. At September 30, 1997, all of these loans were performing in accordance with their terms.

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest and, in the opinion of management, not adequately secured to ensure the collection of the entire outstanding balance of the loan, including accrued interest, are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments, if any, are generally applied to reduce the outstanding principal balance.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are past due 90 days or more as to principal or interest payments, and foreclosed assets. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring.

                                                                                 At September 30,
                                                                             -------------------------
                                                                               1997             1996
                                                                             -------           -------
                                                                          (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)....................................             $  312            $  624
  Commercial real estate........................................                  0                 0
  Consumer and commercial loans.................................                157                92
                                                                                ---               ---
     Total                                                                     $469              $716
                                                                                ===               ===

Accruing loans past due 90 days or more:
  Residential real estate(1)....................................             $    0            $    0
  Commercial real estate........................................                  0                 0
  Consumer and commercial loans.................................                  0                66
                                                                                ---               ---
     Total......................................................             $    0            $   66
                                                                                ===               ===

Total non-performing loans......................................             $  469            $  782
                                                                                ===               ===

Foreclosed assets:
  Residential real estate(1)....................................                 31                 0
  Commercial real estate........................................                  0                 0
  Consumer and commercial.......................................                  0                 0
                                                                                ---               ---
     Total......................................................                 31                 0
                                                                                ===               ===

Total non-performing assets.....................................             $  500            $  782
                                                                                ===               ===
Allowance for loan losses.......................................             $1,108            $  879
                                                                              =====               ===
Coverage of non-performing loans(2).............................             236.09%           112.40%
                                                                             ======            ======
Non-performing assets as a percentage of total assets...........               0.31%             0.51%
                                                                              =====             =====

--------------
(1)      Includes home equity loans.
(2) Calculated as the period end allowance for loan losses as a percentage of the period end non-performing loans.

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $30,000 and $33,000 for the years ended September 30, 1997 and 1996, respectively and $9,000 and $29,000 was collected and included in the Bank's interest income from non-accrual loans for the years ended September 30, 1997 and 1996.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1997, the Bank had classified $402,000 of loans as substandard, $363,000 of loans as doubtful, and none as loss.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

         The Bank records loans as in-substance foreclosures if the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings have been instituted. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as legal and other servicing costs involved with in substance foreclosures and foreclosed real estate. At September 30, 1997, other real estate owned consisted of one residential one-to-four family property and amounted to $31,000. There was no other real estate owned at September 30, 1996.

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

         Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                             Year Ended September 30,
                                                             ------------------------
                                                                 1997        1996
                                                              --------    ---------
                                                              (Dollars in Thousands)
Total loans outstanding (end of period) ...................   $ 76,927     $ 71,556
                                                              ========     ========
Average total loans outstanding (period to date) ..........   $ 73,678     $ 68,878
                                                              ========     ========
Allowance for loan loss at beginning of period ............        879          678
Loan charge-offs:
  Residential real estate(1) ..............................         (1)         (11)
  Commercial real estate ..................................          0            0
  Consumer and commercial loans ...........................        (22)         (18)
                                                              --------     --------
     Total charge-offs ....................................        (23)         (29)
                                                              --------     --------
Total recoveries ..........................................          2            0
                                                              --------     --------
Loan charge-offs, net of recoveries .......................        (21)         (29)
Provision charged to operations ...........................        250          230
                                                              --------     --------
Allowance for loan losses at end of period ................   $  1,108     $    879
                                                              ========     ========
Ratio of net charge-offs during the period to average loans
  outstanding during the period ...........................       0.03%        0.04%
                                                              ========     ========
Provision as a percentage of average loans ................       0.34%        0.33%
                                                              ========     ========
Allowance as a percentage of total loans (end of period) ..       1.44%        1.23%
                                                              ========     ========

--------------
(1)      Includes home equity loans.

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

                                                                               September 30,
                                                -----------------------------------------------------------------------------
                                                                 1997                                   1996
                                                ---------------------------------------   -----------------------------------
                                                                        Percent of                             Percent of
                                                       Amount of        Loans in Each        Amount of         Loans in Each
                                                       Loan Loss         Category to         Loan Loss          Category to
                                                       Allowance         Total Loans         Allowance          Total Loans
                                                       ---------         -----------         ---------          -----------
                                                                          (Dollars in Thousands)
Allocation of allowance for loan losses(1):
Residential real estate(2)...................           $  231              81.36%              $201               81.94%
Commercial real estate.......................               31               4.76                 23                4.21
Consumer and commercial loans ...............              403              13.88                232               13.85
Unallocated..................................              443               0.00                423                0.00
                                                         -----             ------                ---              ------
     Total...................................           $1,108             100.00%              $879              100.00%
                                                         =====             ======                ===              ======


-------------------
(1)      Percentages represent loans to gross loans in each category.
(2)      Includes home equity loans.


Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. See " Regulation of the Bank - Liquidity Requirements." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At September 30, 1997, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's securities available for sale and investment securities held to maturity portfolios at September 30, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

         The Bank's mortgage-backed securities, other than collateralized mortgage obligations ("CMOs"), are classified as investment securities held to maturity at September 30, 1997 and were all issued by GNMA, FHLMC, or FNMA and represented participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

         The Bank also invests in CMOs, a type of mortgage-backed security, and as of September 30, 1997 maintains CMOs classified as securities available for sale. Substantially all of the Bank's CMOs were issued by GNMA, FHLMC, or FNMA. CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises, and special purpose entities established by financial institutions and other similar institutions. Some CMO instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt servicing and administrative expenses. CMOs may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO and may be riskier than many regular CMO interests. At September 30, 1997, all of the Bank's CMOs consisted of regular interests and did not include any residual interests or interest-only or principal only securities. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years in the case of adjustable rate and 15 years in the case of fixed rate mortgage-backed securities.

         At September 30, 1997, the Bank held CMOs in its securities available for sale portfolio with a fair value of $5.0 million resulting in a net unrealized loss of approximately $85,000. The Bank held mortgage-backed securities in its investment securities held to maturity portfolio with an amortized cost of $11.2 million at September 30, 1997. The average yield on CMOs available for sale and mortgage-backed securities held to maturity at September 30, 1997 was 6.54% and 7.17%, respectively.

         Securities Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated. At September 30, 1997, the approximate fair value of the Bank's securities available for sale was $37.7 million resulting in a net unrealized gain of $11,000, net of taxes.


                                                                             At September 30,
                                                                       -----------------------------
                                                                          1997               1996
                                                                       ---------           ---------
                                                                           (In Thousands)
Securities available for sale, at fair value:
  U.S. Government and agency securities.......................          $29,158             $ 8,779
  States and political subdivisions...........................            3,536               4,993
  Collateralized mortgage obligations.........................            5,011               3,360
                                                                         ------              ------
     Total securities available for sale......................          $37,705             $17,132
                                                                         ======              ======

Investment securities held to maturity, at amortized cost:
  U.S. Government and agency securities.......................          $24,036             $22,787
  Mortgage-backed securities..................................            11,182             12,172
  Other.......................................................               46                  41
                                                                         ------              ------
     Total investment securities held to maturity.............          $35,264             $35,000
                                                                         ======              ======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's securities portfolio at September 30, 1997 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                   At September 30, 1997
                                   Less than         1 to             Over 5 to          Over 10                  Total
                                    1 year           5 years          10 years            years                 Securities
                            ------------------- ----------------- ----------------- ------------------  ---------------------------
                             Amortized  Average Amortized Average Amortized Average Amortized  Average  Amortized  Average  Fair
                                Cost     Yield    Cost    Yield     Cost     Yield    Cost      Yield    Cost       Yield   Value
                            ----------  ------- --------- ------- --------- ------- ---------- -------  ---------- ------- --------
                                                                                            (Dollars in Thousands)
Securities available
for sale:
  U.S. Government and
    agencies securities ....  $ 1,501    5.62%  $14,049    6.58%  $13,506    7.16%  $    --        --%   $29,056    6.80%  $29,158
  States and political
    subdivisions ...........    1,944    4.03     1,592    3.83        --      --        --        --      3,536    3.93     3,536
  Collateralized mortgage
    obligations ............       --      --        --      --        --      --     5,096      6.54      5,096    6.54     5,011
                              ------- -------   -------   -----   -------  ------   -------   -------    -------  ------ ---------
     Total securities
       available for sale ..  $ 3,445    4.72%  $15,641    6.30%  $13,506    7.16%  $ 5,096      6.54%   $37,688    6.49%  $37,705
                              ======= =======   =======   =====   =======  ======   =======   =======    =======  ====== =========

Investment securities
held to maturity:
  U.S. Government and
    agencies securities ....  $ 6,295    5.32%  $11,240    6.35%  $ 5,501    7.22%  $ 1,000      7.60%   $24,036    6.33%  $24,074
  Mortgaged-backed
    securities .............       41    8.71       315    6.45     1,241    7.72     9,585      7.12     11,182    7.17    11,350

  Other ....................       --     --         --      --        --      --        46        --         46      --        46
                              ------- -------   -------   -----   -------  ------   -------   -------     ------  ------   -------
     Total investment
       securities held to
       maturity ............  $ 6,336    5.34%  $11,555    6.35%  $ 6,742    7.31%  $10,631      7.13%   $35,264    6.59%  $35,470
                              ======= =======   =======   =====   =======  ======   =======   =======     ======  ======   =======

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

         Regular savings, money market, and NOW accounts constituted $57.7 million, or 42.7%, of the Bank's deposit portfolio at September 30, 1997. Non-interest bearing deposits constituted $7.9 million or 5.8%of the Bank's deposit portfolio at September 30, 1997. Time deposits constituted $69.7 million or 51.5% of the deposit portfolio of which $8.6 million or 6.4% of the deposit portfolio were time deposits with balances of $100,000 or more. As of September 30, 1997, the Bank had no brokered deposits.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of September 30, 1997.


                                                            Amount of
                      Maturity Period                     Time Deposits
                      ---------------                     -------------
                                                         (In Thousands)
       Within three months.........................          $3,344
       Three through six months....................             931
       Six through twelve months...................           2,145
       Over twelve months..........................           2,229
                                                              -----
            Total..................................          $8,649
                                                              =====


         Borrowings. The Bank may obtain advances from the FHLB of New York to supplement its supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York and a portion of the Bank's first mortgage loans. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, the Bank had $1.4 million in fixed rate long-term borrowings outstanding from the FHLB of New York. At September 30, 1997, the Bank had no other borrowings outstanding.

Subsidiary Activity

         The Company has one wholly-owned subsidiary, the Bank, which is organized under the laws of the United States and conducts business as Amsterdam Federal Bank. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1997, the Bank had one wholly-owned subsidiary, AFS Service Corp., organized under the laws of New York. AFS Service Corp. was formed in October 1995 to act as an agent for the sale of Savings Bank Life Insurance. The Bank's investment in its subsidiary totaled $1,000 at September 30, 1997. As of September 30, 1997, AFS Service Corp. had not conducted any business.

Personnel

         The Company has no employees other than officers. At September 30, 1997, the Bank had 36 full-time and 17 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits prior to September 30, 1996. The FDIC also maintains another insurance fund, The Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed on the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1997.

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At September 30, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of investments under the QTL test is 65% of portfolio assets while the Code requires investments of 60% of portfolio assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in 9 out of every 12 months. As of September 30, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association. There can be no assurance that the Bank will continue to meet the QTL requirements or the definition of a domestic building and loan association in future periods.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank was in compliance with these requirements.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and four branch offices. In addition, the Bank leases space in the Amsterdam Riverfront Center. A majority of this space is used as an operations center and houses the loan servicing, accounting, bookkeeping and proof departments, marketing and business development, and branch operations. The remaining space is used as a branch office with an ATM.

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
---------------------------

         The Company and the Bank, from time to time, are parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. No claims or lawsuits were pending or threatened at September 30, 1997 that would be considered material to the financial position of the Bank and the Company.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         Registrant's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and to the first table under "Proposal 1 -- Election of Directors" in the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 7 hereof.

         Independent Auditors' Report

         Consolidated Balance Sheets as of September 30, 1997 and 1996.

         Consolidated Statements of Income for the Years Ended September 30, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1997 and 1996.

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

                  (a)      List of Exhibits:

                  3.1      Articles of Incorporation of AFSALA Bancorp, Inc.*

                  3.2      Bylaws of AFSALA Bancorp, Inc.*

                  10.1     Employment contract with John M. Lisicki

                  10.2 Supplemental Retirement Benefit Agreement with John M. Lisicki*

                  10.3     Restricted Stock Plan

                  10.4     1997 Stock Option Plan

                  13       Portions of 1997 Annual Report to Stockholders

                  21       Subsidiaries of the Registrant

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                  None.

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333- 06399) declared effective by the SEC on August 9, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AFSALA BANCORP, INC.



Dated:  December 29, 1997                   By:      /s/ John M. Lisicki
                                                     ---------------------------
                                                     John M. Lisicki
                                                     President, Chief Executive
                                                     Officer and Director (Duly
                                                     Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ John M. Lisicki                             By:      /s/ Dr. Daniel J. Greco
         --------------------------------------------             ---------------------------------------
         John M. Lisicki                                          Dr. Daniel J. Greco
         President, Chief Executive Officer                       Director
         and Director (Principal Executive
         Officer)

Date:    December 29, 1997                              Date:    December 29, 1997


By:      /s/ Dr. Ronald S. Tecler                        By:      /s/ John A. Tesiero, Jr.
         --------------------------------------------             ---------------------------------------
         Dr. Ronald S. Tecler                                     John A. Tesiero, Jr.
         Director                                                 Director

Date:    December 29, 1997                               Date:    December 29, 1997


By:      /s/ Joseph G. Opalka                            By:      /s/ Florence B. Opiela
         --------------------------------------------             ---------------------------------------
         Joseph G. Opalka                                         Florence B. Opiela
         Director                                                 Director

Date:    December 29, 1997                               Date:    December 29, 1997


By:      /s/ James J. Alescio                            By:
         --------------------------------------------             ---------------------------------------
         James J. Alescio                                         John A. Kosinski, Jr.
         Treasurer and Chief Financial Officer                    Director
         (Principal Financial and Accounting Officer)

Date:    December 29, 1997                               Date:    December ____, 1997
