Form 10QSB
period 1997-12-31
AFSALA BANCORP INC
filed 1998-02-13
CIK 1016931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended December 31, 1997 Commission File No. 0-21113


                              AFSALA BANCORP, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                             14-1793890
               --------                             ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


                        161 CHURCH STREET, AMSTERDAM, NY
                        --------------------------------
                 12010 (Address of principal executive offices)

       Registrant's telephone number, including area code: (518) 842-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of shares outstanding
        Class of Common Stock                   as of February  9, 1998
        ---------------------            ------------------------------

        Common Stock, Par $.10                       1,378,440


Transitional Small Business Disclosure Format (Check One):  Yes         No  X
                                                                ---        ---

                       AFSALA BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                December 31, 1997


INDEX

Part I    CONSOLIDATED FINANCIAL
INFORMATION
                                                                            Page

Item 1.   Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
            (unaudited) and September 30, 1997             .................  1

            Consolidated Statements of Income for the three
            months ended December 31, 1997 and 1996 (Unaudited) ............  2

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 1997 and 1996 (Unaudited) ............  3

            Notes to unaudited consolidated interim financial statements....  4

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations................  6


Part II   OTHER INFORMATION

Item 1.   Legal
Proceedings................................................................. 17

Item 2.   Changes in
Securities.................................................................. 17

Item 3.   Defaults Upon Senior
Securities.................................................................. 17

Item 4.   Submission of Matters to a Vote of Security Holders............... 17

Item 5.   Other
Information................................................................. 17

Item 6.   Exhibits and Reports on Form 8-K.   .............................. 17

Signatures.................................................................. 18

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               December 31,    September 30,
Assets                                                                             1997             1997
------                                                                       --------------    -------------
Cash and due from banks                                                       $   4,774,251    $   5,127,320
Federal funds sold                                                               10,600,000        2,675,000
                                                                              -------------    -------------
                 Total cash and cash equivalents                                 15,374,251        7,802,320
                                                                              -------------    -------------

Securities available for sale, at fair value                                     37,144,966       37,705,373
Investment securities held to maturity                                           27,885,715       35,263,826
Federal Home Loan Bank of New York stock, at cost                                   565,300          565,300

Loans receivable                                                                 77,253,519       76,927,350
Less:  Allowance for loan losses                                                 (1,127,169)      (1,108,080)
                                                                              -------------    -------------
     Net loans receivable                                                        76,126,350       75,819,270
                                                                              -------------    -------------

Accrued interest receivable                                                       1,456,095        1,405,687
Premises and equipment, net                                                       1,664,515        1,659,444
Other assets                                                                        190,518          186,066
                                                                              -------------    -------------
                 Total assets                                                 $ 160,407,710    $ 160,407,286
                                                                              =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
         Deposits                                                               136,083,414      135,316,322
         Federal Home Loan  Bank of New York long term
            borrowings                                                            1,811,614        1,415,625
         Escrow accounts                                                            506,622          266,656
         Accrued expenses and other liabilities                                   1,919,592        2,789,562
                                                                              -------------    -------------
                 Total liabilities                                              140,321,242      139,788,165
                                                                              -------------    -------------

Commitments and contingent liabilities

Stockholders' Equity:
  Preferred stock, $0.10 par value;  authorized 500,000 shares; none issued
  Common stock, $0.10 par value; authorized 3,000,000 shares;                            --               --
              1,454,750 issued                                                      145,475          145,475
  Additional paid-in capital                                                     13,525,263       13,465,092
  Retained earnings, substantially restricted                                     9,286,399        9,048,824
  Common stock acquired by ESOP                                                    (969,325)      (1,080,105)
  Unearned Restricted Stock Plan                                                   (693,916)        (733,194)
  Treasury stock, at cost                                                        (1,285,791)        (238,125)
  Net unrealized gain on securities available for sale, net of tax                   78,363           11,154
                                                                              -------------    -------------

                 Total  stockholders' equity                                     20,086,468       20,619,121
                                                                              -------------    -------------

                 Total liabilities and stockholders' equity                   $ 160,407,710    $ 160,407,286
                                                                              =============    =============


See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                      1997         1996
                                                                   ----------   ----------
Interest and dividend income:
      Interest and fees on loans                                   $1,564,629   $1,518,654
      Interest on federal funds sold                                   54,114      110,052
      Interest on FHLB term deposits                                     --        106,888
      Interest on securities available for sale                       637,370      234,755
      Interest on investment securities                               518,297      635,758
      Dividends on Federal Home Loan Bank of NY stock                  10,045        9,393
                                                                   ----------   ----------
             Total interest and dividend income                     2,784,455    2,615,500
                                                                   ----------   ----------

Interest expense:
      Deposits and escrow accounts                                  1,429,344    1,302,506
      Federal Home Loan Bank of New York long term
         borrowings                                                    29,425       30,897
                                                                   ----------   ----------
             Total interest expense                                 1,458,769    1,333,403
                                                                   ----------   ----------

             Net interest income                                    1,325,686    1,282,097

Provision for loan losses                                              35,000       80,000
                                                                   ----------   ----------
             Net interest income after provision for loan losses    1,290,686    1,202,097
                                                                   ----------   ----------

 Non-interest  income:
      Service charges on deposit accounts                              89,733      110,338
      Other                                                             2,803       13,011
                                                                   ----------   ----------
             Total  non-interest income                                92,536      123,349
                                                                   ----------   ----------

Non-interest expenses:
      Compensation and benefits                                       462,536      371,803
      Occupancy and equipment                                         123,562      133,438
      FDIC deposit insurance premium                                   21,428       55,317
      Data processing fees                                             71,206       69,967
      Professional services fees                                       20,481       58,750
      Advertising                                                      17,132       14,389
      Supplies                                                         28,997       25,838
      Other                                                           158,645      179,113
                                                                   ----------   ----------
             Total  non-interest expenses                             903,987      908,615
                                                                   ----------   ----------

             Income before income tax expense                         479,235      416,831

Income tax expense                                                    168,325      147,231
                                                                   ----------   ----------

             Net income                                            $  310,910   $  269,600
                                                                   ==========   ==========

             Earnings per share:
                   Basic                                           $     0.25   $     0.20
                                                                   ==========   ==========
                   Diluted                                         $     0.24   $     0.20
                                                                   ==========   ==========

See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                   1997            1996
                                                                               -----------    ------------
Increase  (decrease) in cash and cash  equivalents:
Cash flows from operating activities:
         Net income                                                           $    310,910    $    269,600
         Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
              Depreciation                                                          40,160          51,837
              Provision for loan losses                                             35,000          80,000
              Allocation of ESOP stock                                             170,951          32,406
              RSP compensation expense                                              39,278            --
              Increase in accrued interest receivable                              (50,408)       (106,009)
              (Increase) decrease in other assets                                   (4,452)        259,327
              Increase (decrease) in accrued expenses and other liabilities        241,804      (3,351,517)
                                                                               -----------    ------------
                    Total adjustments                                              472,333      (3,033,956)
                                                                               -----------    ------------
                    Net cash provided by (used in) operating activities            783,243      (2,764,356)
                                                                               -----------    ------------

Cash flows from investing activities:
          Proceeds from the maturity and call of securities
                 available for sale                                              6,262,238       1,777,713
          Purchases of securities available for sale                            (6,600,000)       (500,000)
          Proceeds from the maturity and call of investment securities           7,378,111       2,439,094
          Purchases of investment securities                                          --       (10,996,844)
          Net loans made to customers                                             (342,080)     (1,592,478)
          Capital expenditures                                                     (45,231)        (21,972)
                                                                               -----------    ------------
                  Net cash provided by (used in) investing activities            6,653,038      (8,894,487)
                                                                               -----------    ------------

Cash flows from financing activities:
          Increase (decrease) in deposits                                          767,092        (794,485)
          Borrowing from the Federal Home Loan Bank                                500,000            --
          Repayments on long term borrowings from the
                 Federal  Home Loan Bank                                          (104,011)       (109,375)
          Increase in escrow accounts                                              239,966          86,704
          Purchase of treasury stock                                            (1,194,062)           --
          Dividends paid                                                           (73,335)           --
                                                                               -----------    ------------
                   Net cash provided by (used in) financing activities             135,650        (817,156)
                                                                               -----------    ------------

Net increase (decrease) in cash and cash equivalents                             7,571,931     (12,475,999)
Cash and cash equivalents at beginning of period                                 7,802,320      27,016,392
                                                                               -----------    ------------
Cash and cash equivalents at end of period                                    $ 15,374,251    $ 14,540,393
                                                                              ============    ============

Additional  Disclosures Relative to Cash Flows:
                  Interest paid                                               $  1,456,018    $  1,329,364
                                                                              ============    ============

                 Taxes paid                                                   $     59,260    $    134,130
                                                                              ============    ============

Supplemental schedule of non-cash investing and financing activities:
  Change in unrealized gain on securities available for sale, net of tax      $     67,209    $     23,810
                                                                              ============    ============
  Net decrease in amounts due to broker from purchases of
         securities available for sale                                        $  1,000,000    $       --
                                                                              ============    ============
  Decrease in amounts due to broker from purchases of treasury stock          $    146,396    $       --
                                                                              ============    ============


See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of December 31, 1997, the Consolidated Statements of Income for the three months ended December 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1998. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1997 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc's 1997 Annual Report on Form 10-KSB.


NOTE 2.  Earnings Per Share

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (ESP). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options).

All prior period EPS data has been restated to conform to the provisions of this Statement. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

The following table provides the calculation of basic and diluted EPS:

                                                                 For the Three Months Ended December  31,
                                      -----------------------------------------------------------------------------------
                                                              1997                                           1996
                                      ---------------------------------------------   -----------------------------------

                                                      Weighted      Per- Share                  Weighted      Per- Share
                                           Income    Avg. Shares      Amount         Income    Avg. Shares      Amount
                                           ------    -----------      ------         ------    -----------      ------
Basic EPS
   Net income available to
       common stockholders              $  310,910     1,233,920    $     0.25    $ 269,600      1,344,920    $     0.20
                                                                    ==========                                ==========

 Effect of  Dilutive Securities
  Stock options                                           34,247                                      -

  Unvested restricted stock awards                        14,346                                      -


Diluted EPS                             $  310,910     1,282,513    $     0.24    $ 269,600      1,344,000    $     0.20
                                      ============   ===========    ==========    =========    ===========    ==========


NOTE 3.  Recent Accounting Pronouncements



In June 1997, the Financial Accounting Standards Board (`FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income and its compenents in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale, foreign currency items, and minimum pension liability adjustments. This statement is effective for both interim and annual periods beginning after December 15, 1997. As required, the Company will adopt Statement 130 in the second quarter of fiscal 1998, and will report and display comprehensive income in accordance with the new statement.


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


The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loans to assets ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At December 31, 1997, the Bank's net loans receivable to assets ratio was 47.5%, up from 47.3% at September 30, 1997. At December 31, 1997, $66.7 million, or 49.0%, of total deposits were in non-time deposits accounts, as compared to $65.6 million, or 48.5%, at September 30, 1997.

Consolidated Financial Condition


Total assets remained consistent at $160.4 million at both December 31, 1997 and September 30, 1997. Cash and cash equivalents increased $7.6 million or 97.0% to $15.4 million at December 31, 1997 from $7.8 million at September 30, 1997. Conversely, investment securities held to maturity decreased $7.4 million or 20.9% to $27.9 million at December 31, 1997 from $35.3 million at September 30, 1997. Likewise, the Company's securities available for sale decreased $560 thousand or 1.5% to $37.1 million at December 31, 1997 from $37.7 million at September 30, 1997. These shifts were primarily the result of the re-investment of funds from maturities and calls of securities into federal fund sold. The Company's net loans receivable increased by $307 thousand to $76.1 million at December 31, 1997 up from $75.8 million at September 30, 1997. The increase in net loans receivable was primarily in residential mortgage and home equity loans.


The Company's deposits increased by $767 thousand to $136.1 million at December 31, 1997 from $135.3 million at September 30, 1997. In addition, Federal Home Loan Bank of New York long term borrowings increased $396 thousand or 28.0% to $1.8 million at December 31, 1997 from $1.4 million at September 30, 1997, primarily due to additional borrowings in the amount of $500 thousand made from the Federal Home Loan Bank. Offsetting these increases was a decrease in accrued expenses and other liabilities of $870 thousand or 31.2% to $1.9 million at December 31, 1997 from $2.8 million at September 30, 1997 resulting primarily from the payment of amounts due to brokers from purchases of securities outstanding on September 30, 1997.



Stockholders' equity decreased by $533 thousand or 2.6% to $20.1 million at December 31, 1997 from $20.6 million at September 30, 1997. The decrease was primarily the result of the purchases of treasury stock, offset by net income for the three months ended December 31, 1997. In addition, 11,078 shares of common stock were committed to be released by the Company's ESOP as of December 31, 1997, which increased equity by $171 thousand.

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

The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's interest rate spread decreased for the three months ended December 31,1997 from the three months ended December 31, 1996 from 2.82% to 2.80%.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                 Average Balance Sheet, Interest Rates and Yield
                                   (Unaudited)

                                                                  For the Three Months Ended December  31,
                                      --------------------------------------------------------------------------------------------
                                                                1997                                         1996
                                      ---------------------------------------------   --------------------------------------------

                                                              Interest     Average                          Interest     Average
                                                 Average       Earned/      Yield/             Average       Earned/      Yield/
                                                 Balance        Paid       Cost(1)             Balance        Paid       Cost(1)
                                                 -------        ----       -------             -------        ----       -------
                                                                           (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                        $     4,216            54        5.08%        $     8,271           110        5.28%
   Term deposits FHLB of NY                            -             -           -               7,803           107        5.44
   Securities available for sale (2)              38,936           637        6.49              16,802           235        5.55
   Investment securities held to maturity         32,034           518        6.42              38,771           636        6.51
   FHLB of NY stock                                  565            10        7.02                 565             9        6.32
   Net loans receivable (3)                       75,672         1,565        8.21              71,459         1,518        8.43
                                          --------------        ------    --------          ----------       -------     -------
       Total interest-earning assets             151,423         2,784        7.29             143,671         2,615        7.22
                                                                 -----    --------                           -------     -------
Non-interest earning assets                        7,177                                         6,584
                                          --------------                                    ----------
       Total assets                          $   158,600                                   $   150,255
                                          ==============                                    ==========


Interest-bearing liabilities:
   Savings accounts                          $    35,738           270        3.00         $    35,674            269       3.00
   NOW  accounts                                  11,952            69        2.29              10,863             63       2.30
   Money market accounts                          10,438           110        4.18               8,158             80       3.89
   Time deposit accounts                          68,770           978        5.64              63,292            888       5.57
   Escrow accounts                                   340             2        2.33                 335              2       2.37
   FHLB of NY
       long term borrowings                        1,697            29        6.78               1,749             31       7.03
                                          --------------    ----------    --------          ----------       -------     ------
Total interest-bearing liabilities               128,935         1,458        4.49             120,071          1,333       4.40
                                                            ----------     -------                            -------     ------

Non-interest bearing deposits                      8,316                                          7,732
Other non-interest bearing liabilities             1,266                                          1,714
Equity                                            20 083                                         20,738
                                          --------------                                    -----------
       Total liabilities and equity          $   158,600                                   $    150,255
                                          ==============                                    ===========

Net interest income                                         $    1,326                                       $  1,282
                                                            ==========                                        =======

Interest rate spread                                                          2.80%                                         2.82%
                                                                           =======                                        ======


Net interest margin                                                           3.47%                                         3.54%
                                                                           =======                                        ======

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities              117.44%                                        119.66%
                                          ==============                                    ===========



(1) Annualized
(2) Average  securities  available  for  sale are included at  approximate  fair
    value.   The  adjustment  to  approximate  fair  value   is  not  considered
    significant.
(3) Calculated net of allowance for loan losses. Includes non-accrual loans.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              RATE/ VOLUME ANALYSIS
                                   (Unaudited)

                       THREE MONTHS ENDED DECEMBER 31,1997
                                  COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 31, 1996
                      ------------------------------------

                                                         INCREASE   (DECREASE)
                                                ------------------------------------
                                                                DUE TO
                                                ------------------------
                                                  VOLUME         RATE         NET
                                                  ------         ----         ---
Interest and dividend  income:
   Federal funds sold                           $ (51,926)      (4,012)     (55,938)
   Term deposits with FHLB of NY                 (106,888)        --       (106,888)
   Securities available for sale                  356,747       45,868      402,615
   Investment securities held to maturity        (108,804)      (8,657)    (117,461)
   FHLB of NY stock                                    --          652          652
   Net loans receivable                            86,805      (40,830)      45,975
                                                ---------    ---------    ---------
Total interest and dividend income                175,934       (6,979)     168,955
                                                ---------    ---------    ---------

Interest expense:
   Savings accounts                                 1,214         --          1,214
   NOW  accounts                                    6,300         (274)       6,026
   Money market accounts                           23,842        6,360       30,202
   Time deposit accounts                           79,438        9,869       89,307
   Escrow  accounts                                   123          (34)          89
   FHLB of NY long term borrowings                   (688)        (804)      (1,472)
                                                ---------    ---------    ---------
Total interest expense                            110,249       15,117      125,366
                                                ---------    ---------    ---------

Net change in net interest income               $  65,685    $ (22,096)   $  43,589
                                                =========    =========    =========

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996.

Net Income. Net income increased by $41 thousand or 15.3% for the three months ended December 31, 1997 to $311 thousand from $270 thousand for the three months ended December 31, 1996. Net income for the three months ended December 31, 1997 increased primarily as a result of increased net interest income and decreased non-interest expenses and provision for loan losses offset in part by decreased non-interest income and increased income tax expense. Net interest income increased by $44 thousand or 3.4% to $1.3 million for the three months ended December 31, 1997. Non-interest expenses and provision for loan losses decreased $5 thousand and $45 thousand to $904 thousand and $35 thousand, respectively, for the three months ended December 31, 1997. In addition, non-interest income decreased $31 thousand or 25.0% to $93 thousand and income tax expense increased $21 thousand or 14.3% to $168 thousand for the quarter ended December 31, 1997.

Net Interest Income. Net interest income increased by approximately $44 thousand or 3.4% to $1.3 million for the three months ended December 31, 1997. The increase was primarily due to an increase of $7.8 million or 5.4% in the average balance of interest-earning assets, offset in part by an increase in the average balance of total interest-bearing liabilities of $8.9 million or 7.4% and a decrease in the interest rate spread from 2.82% for the three months ended December 31, 1996 to 2.80% for the three months ended December 31, 1997.

Interest-earning assets primarily consist of loans receivable, federal funds sold, and securities (securities available for sale combined with investment securities held to maturity). Interest-bearing liabilities primarily consist of interest bearing deposits and long term borrowings from the FHLB of New York.


The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 2.80% for the three months ended December 31, 1997 from 2.82% for the three months ended December 31, 1996. The decrease in the interest rate spread is primarily the result of increases in the cost of interest- bearing liabilities being greater than the increases in the yields on interest earning assets during these periods.


Interest and Dividend Income. Interest and dividend income increased by approximately $169 thousand or 6.5% to $2.8 million for the three months ended December 31, 1997 from $2.6 million for the three months ended December 31, 1996. The increase was largely the result of an increase of $7.8 million or 5.4% in the average balance of interest earning assets to $151.4 million for the three months ended December 31, 1997 as compared to $143.7 million for the three months ended December 31, 1996. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of total securities (both securities available for sale and investment securities held to maturity) of $15.4 million or 27.7%, and an increase in the average balance of net loans receivable of $4.2 million or 5.9%. These increases were partially offset by decreases in the average balance of federal funds sold of $4.1 million, or 49.0%, and Term deposits with the FHLB of NY of $7.8 million, or 100.0%. Also adding to the increase in interest and dividend income was a 7 basis point increase in the average yield on all interest earning assets.

Interest income on securities available for sale increased $403 thousand or 171.5% to $637 thousand for the three months ended December 31, 1997 from $235 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $22.1 million combined with a 94 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity decreased $117 thousand or 18.5% to $518 thousand for the three months ended December 31, 1997 from $636 thousand for three months ended December 31, 1996. This decrease is primarily the result of a decrease in the average balance of investment securities held to maturity of $6.7 million combined with a 9 basis point decrease in the average yield on these securities.

Interest and fees on loans increased $46 thousand or 3.0% to $1.6 million for the three months ended December 31, 1997 from $1.5 million for the three months ended December 31, 1996. This increase was primarily the result of an increase in the average balance of net loans receivable of $4.2 million, offset by a 22 basis point decrease in the average yield.

The yield on the average balance of interest earning assets was 7.29% and 7.22% for the three months ended December 31, 1997 and 1996, respectively.

Interest Expense. Interest on deposits and escrow accounts increased by $127 thousand for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. This increase in interest on deposits and escrow accounts was primarily due to the increase in interest expense related to NOW, money market, and time deposit accounts. Interest expense on NOW accounts was $69 thousand for the three months ended December 31, 1997, compared to $63 thousand for the three months December 31, 1996. Likewise, interest expense on money market and time deposit accounts was $110 thousand and $978 thousand, respectively, for the three months ended December 31, 1997, compared to $80 thousand and $888 thousand, respectively, for the three months December 31, 1996. These increases were due primarily to increases in the average balances of the respective deposit types.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased approximately $1 thousand or 4.8% to $29 thousand for the three months ended December 31, 1997. This decrease was primarily due to a decrease of 25 basis points in the average cost of borrowings offset by a $52 thousand or 3.0% decrease in the average amount of borrowings outstanding during the comparable periods. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The Company's ratio of non-performing loans to total loans was 0.57% and

0.61% at December 31, 1997 and September 30, 1997, respectively. The provision for loan losses for the three months ended December 31, 1997 decreased to $35 thousand from $80 thousand for the three months ended December 31, 1996.


Non-Interest Income. Total non-interest income decreased during the three months ended December 31, 1997 to $93 thousand compared with $123 thousand for the three months ended December 31, 1996. Decreases in service charges on deposit accounts of $21 thousand and other non-interest income of $10 thousand comprised the decrease from the previous period.


Non-Interest Expenses. Total non-interest expenses decreased $5 thousand to $904 thousand for the three months ended December 31, 1997 from $909 thousand for the three months ended December 31, 1996.

Compensation and benefits expense increased by $91 thousand or 24.4% due primarily to costs related to the Company's ESOP, the establishment of the Restricted Stock Plan in May 1997, the opening of a new branch in May 1997, as well as general cost of living and merit raises to employees. Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's ESOP as well as the Restricted Stock Plan.

FDIC deposit insurance premiums decreased by $34 thousand or 61.3% due primarily to reduced deposit insurance premium rates for the quarter ended December 31, 1997.

Professional service fees for the three months ended December 31, 1997, decreased by $38 thousand or 65.1% from $59 thousand for the three months ended December 31, 1996, as a result of additional legal and accounting costs incurred during the three months ended December 31, 1996 associated with being a newly-formed company.

Other non-interest expenses decreased $20 thousand or 11.4% from the quarter ended December 31, 1996 to the quarter ended December 31, 1997, primarily as a result of the write off of certain items deemed uncollectible by management during the previous quarter.


Income Tax Expense. Income tax expense increased by $21 thousand or 14.3% to $168 thousand for the three months ended December 31, 1997 from $147 thousand for the three months ended December 31, 1996. The increase was primarily the result of the increase in income before income tax expense.

Liquidity and Capital Resources


The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 46.74% and 45.18% at December 31, 1997 and September 30, 1997, respectively.


The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the quarters ended December 31, 1997 and 1996, the primary source of funds was cash flows from deposit inflows.


While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.


In addition to deposit inflows, from time to time the Company borrows funds from the FHLB of New York to supplement its cash flows. At December 31, 1997 and September 30, 1997, the Company had outstanding borrowings from the FHLB of $1.8 million and $1.4 million, respectively.


As of December 31, 1997 and September 30, 1997, the Company had $37.1 million and $37.7 million of securities, respectively, classified as available for sale and $27.9 million and $35.3 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit outflows.


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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At December 31, 1997, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at December 31, 1997 according to regulatory definition. At December 31, 1997, the Company's consolidated tangible and core capital levels were both $20.0 million (12.48% of total adjusted assets) and its total risk-based capital level was $20.1 million (29.70% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.

During fiscal 1997, the stockholders approved the Restricted Stock Plan, which allows for a stock repurchase of 4% of the Company's outstanding common stock. Under this plan, 58,190 shares were repurchased by the Company in open-market transactions at a total cost of $939 thousand or $16.14 per share. In addition, the Company as been approved by the OTS to repurchase up to 10% of its common stock to be used for general corporate purposes. As of December 31, 1997, 71,310 shares had been repurchased by the Company in open-market transactions at a total cost of $1.3 million or $18.03 per share.


Impact of the Year 2000


The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Currently management does not expect a significant impact on the Company's earnings.


Effect of Inflation and Changing Prices


The Company's unaudited consolidated interim financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (Unaudited)

The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                                                               At or for the three      At or for the
                                                                                   months ended          year ended
                                                                                 December 31,1997     September 30, 1997
Performance Ratios:

Earnings per share:
       Basic                                                                   $    0.25                $     0.89
       Diluted                                                                      0.24                      0.88
Return on average assets (annualized)                                               0.78%                     0.77%
Return on average stockholders' equity (annualized)                                 6.14%                     5.65%
Interest rate spread                                                                2.80%                     2.89%
Net interest margin                                                                 3.47%                     3.57%
Efficiency ratio (annualized) (1)                                                  63.56%                    63.21%
Expense ratio (annualized) (2)                                                      2.25%                     2.32%

Asset Quality Ratios:

Non-performing loans to total loans                                                 0.57%                     0.61%
Allowance for loan losses to non-performing loans                                 254.04%                   236.09%
Allowance for loan losses to total loans receivable                                 1.46%                     1.44%
Non-performing assets to total assets                                               0.30%                     0.31%

Capital Ratios (3):

Stockholders' equity to total assets at period end                                 12.52%                    12.85%
Average stockholders' equity to average total assets                               12.66%                    13.68%
Tangible capital                                                                   12.48%                    13.00%
Core (Tier I) capital                                                              12.48%                    13.00%
Total risk-based capital                                                           29.70%                    30.90%
Book value per share (4)                                                       $   16.35                $    16.19


(1) Total non-interest expenses, excluding other real estate owned expense, as a percentage of net interest income and total non-interest income, excluding net securities transactions.

(2) Total non-interest expenses, excluding other real estate owned expense, as a percentage average total assets.

(3)  Capital ratios are presented for the consolidated Company.

(4)  Excludes unallocated ESOP shares and unvested Restricted Stock Plan shares.

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

Item 3.       Defaults upon Senior Securities
              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders Not applicable


Item 5.       Other Information
              Not applicable


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                   None

              (b) Reports on Form 8-K
                  A form 8-K (item 5&7) dated November 28, 1997 was filed during the quarter.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AFSALA BANCORP, INC.
                              --------------------


DATE:  February  9, 1998       BY:  /s/ John M. Lisicki
                                    -------------------
                                    John M. Lisicki
                                    President (principal executive officer)




DATE:  February  9, 1998       BY:  /s/ James J. Alescio
                                    --------------------
                                    James J Alescio
                                    Treasurer (principal financial officer)