Form 10QSB
period 1998-03-31
AFSALA BANCORP INC
filed 1998-05-15
CIK 1016931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1998 Commission File No. 0-21113


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

       Registrant's telephone number, including area code: (518) 842-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of shares outstanding
Class of Common Stock                          as of May  7, 1998
---------------------                     ----------------------------

Common Stock, Par $.10                        1,378,440


Transitional Small Business Disclosure Format (Check One):  Yes     No    X
                                                                ---      ---

                       AFSALA BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                 MARCH 31, 1998


INDEX

Part I    CONSOLIDATED FINANCIAL INFORMATION
------
                                                                            Page

Item 1.   Financial Statements..............................................  1

            Consolidated Balance Sheets as of March 31, 1998
            (unaudited) and September 30, 1997             .................  1

            Consolidated Statements of Income for the three
            months ended March 31, 1998 and 1997 (Unaudited) ...............  2

            Consolidated Statements of Income for the six
            months ended March 31, 1998 and 1997 (Unaudited) ...............  3

            Consolidated Statements of Cash Flows for the six
            months ended March 31, 1998 and 1997 (Unaudited)................  4

            Notes to unaudited consolidated interim financial statements....  5

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations................  8

Part II   OTHER INFORMATION
-------

Item 1.   Legal Proceedings................................................. 23

Item 2.   Changes in Securities and Use of Proceeds......................... 23

Item 3.   Defaults Upon Senior Securities....................................23

Item 4.   Submission of Matters to a Vote of Security Holders............... 23

Item 5.   Other Information................................................. 23

Item 6.   Exhibits and Reports on Form 8-K.   .............................. 23

Signatures.................................................................. 24

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  March 31,      September 30,
                                                                                    1998             1997
                                                                                -------------    -------------
Assets
------
  Cash and due from banks                                                       $   4,583,591    $   5,127,320
  Federal funds sold                                                                6,350,000        2,675,625
  Term deposits with the Federal Home Loan Bank                                    11,000,000               --
                                                                                --------------   -------------
                   Total cash and cash equivalents                                 21,933,591        7,802,320
                                                                                -------------    -------------

  Securities available for sale, at fair value                                     41,050,515       37,705,373
  Investment securities held to maturity                                           22,176,313       35,263,826
  Federal Home Loan Bank of New York stock, at cost                                   565,300          565,300
  Loans receivable                                                                 77,964,987       76,927,350
  Less:  Allowance for loan losses                                                 (1,142,231)      (1,108,080)
                                                                                -------------    -------------
       Net loans receivable                                                        76,822,756       75,819,270
                                                                                -------------    -------------

  Accrued interest receivable                                                       1,322,478        1,405,687
  Premises and equipment, net                                                       1,786,212        1,659,444
  Other assets                                                                        268,208          186,066
                                                                                -------------    -------------
                   Total assets                                                 $ 165,925,373    $ 160,407,286
                                                                                =============    =============

  Liabilities and Stockholders' Equity
  ------------------------------------
  Liabilities:
           Deposits                                                               138,892,716      135,316,322
           Federal Home Loan  Bank of New York long term
              borrowings                                                            1,705,611        1,415,625
           Escrow accounts                                                            319,603          266,656
           Accrued expenses and other liabilities                                   4,878,484        2,789,562
                                                                                -------------    -------------
                   Total liabilities                                              145,796,414      139,788,165
                                                                                -------------    -------------

  Commitments and contingent liabilities

  Stockholders' Equity:
    Preferred stock, $0.10 par value;  authorized 500,000 shares; none issued              --               --
    Common stock, $0.10 par value; authorized 3,000,000 shares;
                1,454,750 shares issued                                               145,475          145,475
    Additional paid-in capital                                                     13,525,263       13,465,092
    Retained earnings, substantially restricted                                     9,456,008        9,048,824
    Common stock acquired by ESOP                                                    (969,325)      (1,080,105)
    Unearned Restricted Stock Plan                                                   (654,638)        (733,194)
    Treasury stock, at cost                                                        (1,379,541)        (238,125)
    Net unrealized gain on securities available for sale, net of tax                    5,717           11,154
                                                                                -------------    -------------

                   Total  stockholders' equity                                     20,128,959       20,619,121
                                                                                -------------    -------------

                   Total liabilities and stockholders' equity                   $ 165,925,373    $ 160,407,286
                                                                                =============    =============

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                                1998         1997
                                                                                             ----------   ----------
            Interest and dividend income:
                  Interest and fees on loans                                                 $1,548,607   $1,518,471
                  Interest on federal funds sold                                                127,815       87,595
                  Interest on FHLB term deposits                                                 67,888       35,149
                  Interest on securities available for sale                                     571,998      269,149
                  Interest on investment securities                                             420,887      704,153
                  Dividends on Federal Home Loan Bank of NY stock                                10,315        8,851
                                                                                             ----------   ----------
                         Total interest and dividend income                                   2,747,510    2,623,368
                                                                                             ----------   ----------

            Interest expense:
                  Deposits and escrow accounts                                                1,419,692    1,294,221
                  Federal Home Loan Bank of New York long term
                     borrowings                                                                  29,476       28,678
                                                                                             ----------   ----------
                         Total interest expense                                               1,449,168    1,322,899
                                                                                             ----------   ----------

                         Net interest income                                                  1,298,342    1,300,469

            Provision for loan losses                                                            15,000       70,000
                                                                                             ----------   ----------
                         Net interest income after provision for loan losses                  1,283,342    1,230,469
                                                                                             ----------   ----------

             Non-interest  income:
                  Service charges on deposit accounts                                            87,000       88,698
                  Other                                                                          13,800       16,409
                                                                                             ----------   ----------
                         Total  non-interest income                                             100,800      105,107
                                                                                             ----------   ----------

            Non-interest expenses:
                  Compensation and benefits                                                     482,861      365,270
                  Occupancy and equipment                                                       139,808      139,355
                  FDIC deposit insurance premium                                                 21,588       20,696
                  Data processing fees                                                           74,540       72,107
                  Professional services fees                                                     43,670       72,874
                  Advertising                                                                    10,003       10,101
                  Supplies                                                                       30,583       23,803
                  Acquisition-related expenses                                                   29,421           --
                  Other                                                                         133,017      191,018
                                                                                             ----------   ----------
                         Total  non-interest expenses                                           965,491      895,224
                                                                                             ----------   ----------

                         Income before income tax expense                                       418,651      440,352

            Income tax expense                                                                  162,500      157,500
                                                                                             ----------   ----------

                         Net income                                                          $  256,151   $  282,852
                                                                                             ==========   ==========

                         Earnings per share:
                               Basic                                                         $     0.21   $     0.21
                                                                                             ==========   ==========
                               Diluted                                                       $     0.20   $     0.21
                                                                                             ==========   ==========

  See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the six months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                    1998         1997
                                                                                  ----------   ----------

Interest and dividend income:
      Interest and fees on loans                                                  $3,113,236   $3,037,125
      Interest on federal funds sold                                                 181,929      197,647
      Interest on FHLB term deposits                                                  67,888      142,037
      Interest on securities available for sale                                    1,209,368      503,904
      Interest on investment securities                                              939,184    1,339,911
      Dividends on Federal Home Loan Bank of NY stock                                 20,360       18,244
                                                                                  ----------   ----------
             Total interest and dividend income                                    5,531,965    5,238,868
                                                                                  ----------   ----------

Interest expense:
      Deposits and escrow accounts                                                 2,849,036    2,596,727
      Federal Home Loan Bank of New York long term
         borrowings                                                                   58,901       59,575
                                                                                  ----------   ----------
             Total interest expense                                                2,907,937    2,656,302
                                                                                  ----------   ----------

             Net interest income                                                   2,624,028    2,582,566

Provision for loan losses                                                             50,000      150,000
                                                                                  ----------   ----------
      Net interest income after provision for loan losses                          2,574,028    2,432,566
                                                                                  ----------   ----------

Non-interest income:
      Service charges on deposit accounts                                            176,733      199,036
      Other                                                                           16,603       29,420
                                                                                  ----------   ----------
             Total  non-interest income                                              193,336      228,456
                                                                                  ----------   ----------

Non-interest expenses:
      Compensation and benefits                                                      945,397      737,073
      Occupancy and equipment                                                        263,370      272,793
      FDIC deposit insurance premium                                                  43,016       76,013
      Data processing fees                                                           145,746      142,074
      Professional service fees                                                       64,151      131,624
      Advertising                                                                     27,135       24,490
      Supplies                                                                        59,580       49,641
      Acquisition-related expenses                                                    29,421           --
      Other                                                                          291,662      370,131
                                                                                  ----------   ----------
             Total non-interest expenses                                           1,869,478    1,803,839
                                                                                  ----------   ----------

             Income before income tax expense                                        897,886      857,183

Income tax expense                                                                   330,825      304,731
                                                                                  ----------   ----------

             Net income                                                           $  567,061   $  552,452
                                                                                  ==========   ==========

             Earnings per share:
                   Basic                                                          $     0.46   $     0.41
                                                                                  ==========   ==========
                   Diluted                                                        $     0.44   $     0.41
                                                                                  ==========   ==========

  See accompanying notes to unaudited consolidated interim financial statements.
                                      - 3 -

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the six months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                               1998            1997
                                                                                           ------------    ------------
            Increase  (decrease) in cash and cash  equivalents:
            Cash flows from operating activities:
                     Net income                                                            $    567,061    $    552,452
                     Adjustments to reconcile net income to net
                         cash provided by (used in) operating activities:
                          Depreciation                                                           77,560          91,273
                          Provision for loan losses                                              50,000         150,000
                          Allocation of ESOP stock                                              170,951          32,406
                          RSP compensation expense                                               78,556            --
                          Decrease (increase) in accrued interest receivable                     84,834        (207,821)
                          (Increase) decrease in other assets                                   (82,142)        204,061
                          Decrease in accrued expenses and other liabilities                   (263,505)     (3,416,891)
                                                                                           ------------    ------------
                                Total adjustments                                               116,254      (3,146,972)
                                                                                           ------------    ------------
                                Net cash provided by (used in) operating activities             683,315      (2,594,520)
                                                                                           ------------    ------------

            Cash flows from investing activities:
                      Proceeds from the maturity and call of securities
                             available for sale                                              13,746,619       4,180,531
                      Purchases of securities available for sale                            (14,600,000)    (10,550,000)
                      Proceeds from the maturity and call of investment securities           13,626,853       4,089,885
                      Purchases of investment securities                                       (539,340)    (11,001,844)
                      Net loans made to customers                                            (1,053,486)     (1,892,465)
                      Capital expenditures                                                     (204,328)        (46,269)
                                                                                           ------------    ------------
                                Net cash provided by (used in) investing activities          10,976,318     (15,220,162)
                                                                                           ------------    ------------
            Cash flows from financing activities:
                      Net increase in deposits                                                3,576,394       1,896,369
                      Borrowing from the Federal Home Loan Bank                                 500,000            --
                      Repayments on long term borrowings from the
                             Federal  Home Loan Bank                                           (210,014)       (193,750)
                      Net increase (decrease) in escrow accounts                                 52,947        (158,689)
                      Purchase of treasury stock                                             (1,287,812)           --
                      Cash dividends paid on common stock                                      (159,877)           --
                                                                                           ------------    ------------
                               Net cash provided by financing activities                      2,471,638       1,543,930
                                                                                           ------------    ------------

            Net increase (decrease) in cash and cash equivalents                             14,131,271     (16,270,752)
            Cash and cash equivalents at beginning of period                                  7,802,320      27,016,392
                                                                                           ------------    ------------
            Cash and cash equivalents at end of period                                     $ 21,933,591    $ 10,745,640
                                                                                           ============    ============

            Additional  Disclosures Relative to Cash Flows:
                              Interest paid                                                $  2,905,770    $  2,664,664
                                                                                           ============    ============

                             Taxes paid                                                    $    608,268    $    135,228
                                                                                           ============    ============

            Supplemental schedule of non-cash investing and financing activities:
              Change in net unrealized gain on securities available for sale, net of tax   $      5,437    $     88,840
                                                                                           ============    ============
              Net increase in amounts due to broker from purchases of
                     securities available for sale                                         $  2,501,625    $       --
                                                                                           ============    ============
              Decrease in amounts due to broker from purchases of treasury stock           $    146,396    $       --
                                                                                           ============    ============

 See accompanying notes to unaudited consolidated interim financial statements.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1998, the Consolidated Statements of Income for the three months and six months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1998. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1997 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc's 1997 Annual Report on Form 10-KSB.


NOTE 2.  Proposed Merger

On April 23, 1998, AFSALA Bancorp, Inc. ("AFSALA") jointly announced that it had entered into a Reorganization and Merger Agreement (the "Agreement") with Ambanc Holding Co., Inc., Amsterdam, New York ("Ambanc") for the merger of AFSALA with and into Ambanc and the merger of AFSALA's wholly-owned subsidiary, Amsterdam Federal Bank, with and into Ambanc's wholly-owned subsidiary, Amsterdam Savings Bank, FSB (collectively, the "Merger"). The parties to the Agreement will in the future jointly rename the resulting bank. In consideration of the merger, each outstanding share of common stock of AFSALA will be exchanged for 1.07 shares of Ambanc common stock. Consummation of the Merger is subject to satisfaction of a number of conditions, including, among other things, stockholder and regulatory approval and the receipt of a written fairness opinion by AFSALA that the consideration offered pursuant to the Agreement is fair from a financial point of view to the stockholders of AFSALA. It is anticipated that the Merger will be consummated during the fourth quarter of calendar 1998 and will be accounted for as a purchase transaction.

In connection with the Agreement, AFSALA and Ambanc have entered into a Stock Option Agreement dated April 24, 1998, pursuant to which Ambanc has the right to purchase 344,500 shares of AFSALA common stock at a price of $20.75 per share exercisable under certain circumstances.

NOTE 3.  Earnings Per Share

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

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

All prior period EPS data has been restated to conform to the provisions of this Statement.

The following tables provide the calculation of basic and diluted EPS:

                                                           For the Three Months Ended March  31,
                                      -----------------------------------------------------------------------------------
                                                               1998                                           1997
                                      ---------------------------------------------   -----------------------------------
                                                      Weighted      Per- Share                  Weighted      Per- Share
                                           Income    Avg. Shares      Amount         Income    Avg. Shares      Amount
                                           ------    -----------      ------         ------    -----------      ------
Basic EPS:
   Net income available to
       common stockholders              $  256,151    1,223,374     $     0.21    $ 282,852      1,346,740    $     0.21
                                                                    ==========                                ==========

 Effect of  Dilutive Securities:
  Stock options                                           33,321                                        -
  Unvested restricted stock awards                        16,216                                        -
                                                     -----------                               -----------

Diluted EPS                             $  256,151     1,272,911    $     0.20    $ 282,852      1,346,740    $     0.21
                                      ============   ===========    ==========    =========    ===========    ==========


                                                                 For the Six Months Ended March 31,
                                      ------------------------------------------------------------------------------------
                                                               1998                                           1997
                                      ---------------------------------------------   ------------------------------------
                                                      Weighted      Per- Share                  Weighted      Per- Share
                                           Income    Avg. Shares      Amount         Income    Avg. Shares      Amount
                                           ------    -----------      ------         ------    -----------      ------

Basic EPS:
   Net income available to
       common stockholders              $ 567,061     1,228,485     $     0.46    $ 552,452      1,345,355    $     0.41
                                                                    ==========                                ==========

 Effect of  Dilutive Securities:
  Stock options                                           33,789                                         -
  Unvested restricted stock awards                        15,271                                         -
                                                     -----------                               -----------
Diluted EPS                             $  567,061     1,277,545    $     0.44    $ 552,452      1,345,355    $     0.41
                                      ============   ===========    ==========    =========    ===========    ==========

NOTE 4.  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale. This statement is effective for fiscal years beginning after December 15, 1997. As required, the Company will adopt Statement 130 in the first quarter of fiscal 1999, and will report and display comprehensive income in accordance with the new statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for periods beginning after December 15, 1997. Management does not anticipate that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

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

 The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loans to assets ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At March 31, 1998, the Bank's loans receivable, net, to assets ratio was 46.3%. At March 31, 1998, $67.1 million or 48.3% of total deposits were in non-time deposits accounts.


Forward-Looking Statements

This Form 10-QSB includes forward-looking statements that involve inherent risks and uncertainties. The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.

Mergers and Acquisitions

On April 23, 1998, AFSALA Bancorp, Inc. ("AFSALA") jointly announced that it had entered into a Reorganization and Merger Agreement (the "Agreement") with Ambanc Holding Co., Inc., Amsterdam, New York ("Ambanc") for the merger of AFSALA with and into Ambanc and the merger of AFSALA's wholly-owned subsidiary, Amsterdam Federal Bank, with and into Ambanc's wholly-owned subsidiary, Amsterdam Savings Bank, FSB (collectively, the "Merger"). The parties to the Agreement will in the future jointly rename the resulting bank. In consideration of the merger, each outstanding share of common stock of AFSALA will be exchanged for 1.07 shares of Ambanc common stock. Consummation of the Merger is subject to satisfaction of a number of conditions, including, among other things, stockholder and regulatory approval and the receipt of a written fairness opinion by AFSALA that the consideration offered pursuant to the Agreement is fair from a financial point of view to the stockholders of AFSALA. It is anticipated that the Merger will be consummated during the fourth quarter of calendar 1998 and will be accounted for as a purchase transaction.

In connection with the Agreement, AFSALA and Ambanc have entered into a Stock Option Agreement dated April 24, 1998, pursuant to which Ambanc has the right to purchase 344,500 shares of AFSALA common stock at a price of $20.75 per share exercisable under certain circumstances.

Consolidated Financial Condition

Total assets increased by $5.5 million or 3.4% to $165.9 million at March 31, 1998 from $160.4 million at September 30, 1997. This increase was primarily attributable to an increase in federal funds sold of $3.7 million or 137.4%, and an increase in term deposits with the Federal Home Loan Bank from $0 to $11.0 million or 100.0%, offset by a decrease in total securities (securities available for sale and investment securities held to maturity) of $9.7 million or 13.4%. These shifts were primarily the result of the investment of funds from maturities and calls of securities, in addition to the proceeds from growth in deposits, into federal fund sold and term deposits with the Federal Home Loan Bank. The Company's net loans receivable increased by $1.0 million or 1.3% to $76.8 million at March 31, 1998 up from $75.8 million at September 30, 1997 due to increased loan activity primarily in residential mortgage and home equity loans.

The Company's deposits increased by $3.6 million or 2.6% to $138.9 million at March 31, 1998 from $135.3 million at September 30, 1997 due in part to the opening of a new supermarket branch in December 1997. In addition, Federal Home Loan Bank of New York long term borrowings increased $290 thousand or 20.5% to $1.7 million at March 31, 1998 from $1.4 million at September 30, 1997, due to an additional borrowing of $500 thousand, offset by repayments of $210 thousands. Accrued expenses and other liabilities increased $2.1 million or 74.9% to $4.9 million at March 31, 1998 from $2.8 million at September 30, 1997, primarily due to securities purchases which are due to brokers at March 31, 1998.

Stockholders' equity decreased by $490 thousand or 2.4% to $20.1 million at March 31, 1998 from $20.6 million at September 30, 1997. The decrease was primarily the result of the purchases of treasury stock, offset by net income for the six months ended March 31, 1998. In addition, 11,078 shares of common stock were committed to be released by the Company's ESOP as of December 31, 1997, which increased equity by $171 thousand.

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

The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's interest rate spread decreased for the three months ended March 31,1998 to 2.83% from 2.97% for the three months ended March 31, 1997. The interest rate spread for the six months ended March 31, 1998 was 2.81%, as compared to 2.89% for the six months ended March 31, 1997.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)


                                                                For the Three Months Ended March  31,
                                      ----------------------------------------------------------------------------------------------
                                                               1998                                           1997
                                      ---------------------------------------------   ----------------------------------------------
                                                               Interest     Average            Interest       Average
                                                Average         Earned/      Yield/            Average         Earned/      Yield/
                                                Balance         Paid         Cost(1)           Balance         Paid         Cost(1)
                                                -------         ----         -------           -------         ----         -------
                                                                              (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                        $     9,501            128       5.46%          $    6,974            88        5.12%
   Term deposits with the FHLB                     5,015             68       5.50                2,581            35        5.50
   Securities available for sale (2)              35,666            572       6.50               18,286           269        5.97
   Investment securities held to maturity         25,420            421       6.72               42,988           704        6.64
   FHLB of NY stock                                  565             10       7.18                  565             9        6.46
   Net loans receivable (3)                       75,787          1,548       8.28               72,292         1,518        8.52
                                             -----------         ------    -------           ----------        ------     -------
       Total interest-earning assets             151,954          2,747       7.33              143,686         2,623        7.40
                                                                 ------    -------                             ------       -----
Non-interest earning assets                        7,678                                          6,679
                                                  ------                                         ------
       Total assets                          $   159,632                                     $  150,365
                                             ===========                                     ==========


Interest-bearing liabilities:
   Savings accounts                         $    35,960             266       3.00           $   35,696            264       3.00
   NOW  accounts                                 12,053              67       2.25               10,781             61       2.29
   Money market accounts                         10,347             109       4.27                8,818             88       4.05
   Time deposit accounts                         70,069             976       5.65               63,997            879       5.57
   Escrow accounts                                  314               2       2.58                  261              2       3.11
   FHLB of NY
       long term borrowings                       1,745              29       6.74                1,651             29       7.12
                                            -----------          ------     ------           ----------         ------      -----
Total interest-bearing liabilities              130,488           1,449       4.50              121,204          1,323       4.43
                                                                 ------     ------                              ------      -----

Non-interest bearing deposits                     7,847                                           7,403
Other non-interest bearing liabilities            1,308                                             756
Equity                                           19 989                                          21,002
                                            -----------                                      ----------
       Total liabilities and equity         $   159,632                                      $  150,365
                                            ===========                                      ==========

Net interest income                                             $ 1,298                                        $ 1,300
                                                                 ======                                        =======

Interest rate spread                                                          2.83%                                          2.97%
                                                                            =======                                        ========


Net interest margin                                                           3.46%                                          3.67%
                                                                            =======                                        ========

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities             116.45%                                         118.55%
                                            ===========                                      ==========

(1)   Annualized
(2) Average securities available for sale are included at approximate fair value. The adjustment to approximate fair value is not considered material.
(3)   Calculated net of allowance for loan losses. Includes non-accrual loans.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)

                                                                    For the Six Months Ended March 31,
                                             ---------------------------------------------------------------------------------------
                                                               1998                                           1997
                                             --------------------------------------   ----------------------------------------------
                                                         Interest        Average             Interest                      Average
                                             Average      Earned/         Yield/             Average           Earned/     Yield/
                                             Balance       Paid          Rate(1)             Balance            Paid       Rate(1)
                                             -------       ----          -------             -------            ----       -------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                       $  6,830          182           5.34%           $   7,630             198       5.20%
   Term deposits with the FHLB                 2,480           68           5.50                5,220             142       5.46
   Securities available for sale (2)          37,319        1,210           6.50               17,536             504       5.76
   Investment securities held to maturity     28,764          939           6.55               40,856           1,340       6.58
   FHLB of NY stock                              565           20           7.10                  565              18       6.39
   Net loans receivable (3)                   75,729        3,113           8.24               71,871           3,037       8.47
                                            --------       ------        -------            ---------          ------      -----
       Total interest-earning assets         151,687        5,532           7.31              143,678           5,239       7.31
                                                           ------        -------                               ------      -----
Non-interest earning assets                    7,423                                            6,631
                                            --------                                        ---------
       Total assets                         $159,110                                        $ 150,309
                                            ========                                        =========


Interest-bearing liabilities:
   Savings accounts                         $ 35,848          536           3.00            $  35,685             533       3.00
   NOW  accounts                              12,002          136           2.27               10,822             124       2.30
   Money market accounts                      10,393          219           4.23                8,485             168       3.97
   Time deposit accounts                      69,412        1,954           5.65               63,641           1,767       5.57
   Escrow accounts                               327            4           2.45                  299               4       2.68
   FHLB of NY
       long term borrowings                    1,721           59           6.88                1,701              60       7.07
                                            --------      -------        -------            ---------          ------      -----
Total interest-bearing liabilities           129,703        2,908           4.50              120,633           2,656       4.42
                                                          -------        -------                               ------      -----

Non-interest bearing deposits                  8,084                                            7,569
Other non-interest bearing liabilities         1,286                                            1,239
Equity                                        20 037                                           20,868
                                            --------                                        ---------
       Total liabilities and equity         $159,110                                        $ 150,309
                                            ========                                        =========

Net interest income                                       $ 2,624                                           $   2,583
                                                          =======                                           =========

Interest rate spread                                                        2.81%                                           2.89%
                                                                         =======                                           =====


Net interest margin                                                         3.47%                                           3.61%
                                                                         =======                                           =====

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities          116.95%                                          119.10%
                                            ========                                        =========

(1)   Annualized
(2) Average securities available for sale are included at approximate fair value. The adjustment to approximate fair value is not considered material.
(3)   Calculated net of allowance for loan losses. Includes non-accrual loans.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              RATE/ VOLUME ANALYSIS
                                   (Unaudited)

                        THREE MONTHS ENDED MARCH 31,1998
                                  COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1997
                        ---------------------------------

                                                    INCREASE (DECREASE)
                                             -----------------------------------
                                                           DUE TO
                                             -----------------------------------
                                              VOLUME        RATE          NET
                                              ------        ----          ---
Interest and dividend  income:
   Federal funds sold                       $  33,991        6,229       40,220
   Term deposits with the FHLB                 32,739            -       32,739
   Securities available for sale              276,978       25,871      302,849
   Investment securities held to maturity    (291,628)       8,362     (283,266)
   FHLB of NY stock                                 -        1,464        1,464
   Net loans receivable                        73,108      (42,972)      30,136
                                            ---------    ---------    ---------
Total interest and dividend income            125,188       (1,046)     124,142
                                            ---------    ---------    ---------

Interest expense:
   Savings accounts                             1,780            -        1,780
   NOW  accounts                                7,415       (1,028)       6,387
   Money market accounts                       15,448        4,840       20,288
   Time deposit accounts                       84,249       12,754       97,003
   Escrow  accounts                               378         (364)          14
   FHLB of NY long term borrowings              2,008       (1,210)         798
                                            ---------    ---------    ---------
Total interest expense                        111,278       14,992      126,270
                                            ---------    ---------    ---------

Net change in net interest income           $  13,910    $ (16,038)   $  (2,128)
                                            =========    =========    =========


                         SIX MONTHS ENDED MARCH 31,1998
                                  COMPARED WITH
                         SIX MONTHS ENDED MARCH 31, 1997

                                                      INCREASE (DECREASE)
                                            ------------------------------------
                                                            DUE TO
                                            ------------------------------------
                                               VOLUME        RATE         NET
                                               ------        ----         ---
Interest and dividend  income:
   Federal funds sold                       $ (20,984)       5,266      (15,718)
   Term deposits with the FHLB                (75,182)       1,033      (74,149)
   Securities available for sale              633,340       72,124      705,465
   Investment securities held to maturity    (394,648)      (6,079)    (400,727)
   FHLB of NY stock                                 -        2,116        2,116
   Net loans receivable                       160,021      (83,910)      76,111
                                            ---------    ---------    ---------
Total interest and dividend income            302,547       (9,450)     293,097
                                            ---------    ---------    ---------

Interest expense:
   Savings accounts                             2,993            -        2,993
   NOW  accounts                               13,978       (1,565)      12,413
   Money market accounts                       39,105       11,386       50,491
   Time deposit accounts                      160,838       25,472      186,310
   Escrow  accounts                              (311)         102          413
   FHLB of NY long term borrowings                785       (1,459)        (674)
                                            ---------    ---------    ---------
Total interest expense                        218,112       33,523      251,635
                                            ---------    ---------    ---------

Net change in net interest income           $  84,435    $  42,973    $  41,462
                                            =========    =========    =========

Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997.

Net Income. Net income decreased by $27 thousand or 9.4% for the three months ended March 31, 1998 to $256 thousand from $283 thousand for the three months ended March 31, 1997. Net income for the three months ended March 31, 1998 was reduced primarily as a result of increased non-interest expenses, offset in part by a decrease in the provision for loan losses. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income remained constant at $1.3 million for the three months ended March 31, 1998 and 1997. During the period, total average interest-earning assets increased $8.3 million or 5.8%, to $152.0 million. However, the increase in the average balance of total interest-bearing liabilities of $9.3 million or 7.7%, to $130.5 million, exceeded the increase in total average interest-earning assets. The increase in the excess of total interest-bearing liabilities over total interest-earning assets was due primarily to the Company's repurchase of 76 thousand shares of stock for a total cost of $1.4 million through March 31, 1998. The increase in the average balance of total interest-bearing liabilities was accompanied by a 7 basis point increase in the average rate paid on these funds.

Interest-earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits with the FHLB of New York. Interest bearing liabilities primarily consist of interest bearing deposits and long term borrowings from the FHLB of New York.

The interest rate spread, which is the difference between the yield on average interest earning assets and the percentage cost of average interest bearing liabilities, decreased to 2.83% for the three months ended March 31, 1998 from 2.97% for the three months ended March 31, 1997. The decrease in the interest rate spread is primarily the result of a decrease in the average yield of interest earning assets coupled with an increase in the average cost of interest bearing liabilities during this period.

Interest and Dividend Income. Interest and dividend income increased by approximately $124 thousand or 4.7% to $2.7 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1997. The increase was largely the result of an increase of $8.3 million or 5.8% in the average balance of interest earning assets to $152.0 million for the three months ended March 31, 1998 as compared to $143.7 million for the three months ended March 31, 1997. The increase in the average balance of interest earning assets consisted primarily of increases in the average balance of federal funds sold of $2.5 million or 36.2%, term deposits with the FHLB of NY of $2.4 million or 94.3%, and an increase in the average balance of net loans receivable of $3.5 million or 4.8%. These increases were partially offset by a decrease in the average balance of total securities (securities available for sale and investment securities held to maturity) of $188 thousand. Also, offsetting the effects of the increase in the average balance of interest-earning assets was a 7 basis point decrease in the average yield on all interest earning assets.

The yield on the average balance of interest earning assets was 7.33% and 7.40% for the three months ended March 31, 1998 and 1997, respectively.

Interest income on securities available for sale increased $303 thousand or 112.5% to $572 thousand for the three months ended March 31, 1998 from $269 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $17.4 million combined with a 53 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity decreased $283 thousand or 40.2% to $421 thousand for the three months ended March 31, 1998 from $704 thousand for three months ended March 31, 1997. This decrease is primarily the result of a decrease in the average balance of investment securities held to maturity of $17.6 million offset in part by a 8 basis point increase in the average yield on these securities.

Interest and fees on loans increased $30 thousand or 2.0% to $1.5 million for the three months ended March 31, 1998. This increase was primarily the result of an increase in the average balance of net loans receivable of $3.5 million offset by a 24 basis point decrease in the average yield on net loans receivable.

Interest Expense. Interest on deposits and escrow accounts increased by $125 thousand for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase in interest on deposits and escrow accounts was substantially due to the increase in interest expense related to NOW, money market, and time deposit accounts. Interest expense on NOW accounts was $67 thousand for the three months ended March 31, 1998, compared to $61 thousand for the three months March 31, 1997. Likewise, interest expense on money market and time deposit accounts was $109 thousand and $976 thousand, respectively, for the three months ended March 31, 1998, compared to $88 thousand and $879 thousand, respectively, for the three months March 31, 1997. These increases were due primarily to increases in the average balances of the respective deposit types.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, was $29 thousand for the three months ended March 31, 1998, and 1997. The average amount of borrowing outstanding increased by $94 thousand or 5.7% from the comparable period, offset by an decrease in the average rate paid by the Company of 38 basis points. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The provision for loan losses for the three months ended March 31, 1998 decreased $55 thousand from $70 thousand for the three months ended March 31, 1997.

Non-Interest Income. Non-interest income and its components remained fairly constant for the three months ended March 31, 1998 and 1997.

Non-Interest Expenses. Non-interest expenses increased $70 thousand or 7.8% to $965 thousand for the three months ended March 31, 1998 from $895 thousand for the three months ended March 31, 1997.

Compensation and benefits expense increased by $118 thousand or 32.2% due primarily to costs related to the Company's ESOP, the establishment of the Restricted Stock Plan in May 1997, the opening of a new branch in December 1997, as well as general cost of living and merit raises to employees. Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's ESOP as well as the Restricted Stock Plan.

Professional service fees for the three months ended March 31, 1998 were $44 down from $73 thousand for the same period in the previous year. This decrease was due primarily to additional legal and accounting costs incurred during the three months ended March 31, 1997 associated with being a newly-formed company.

Non-interest expenses for the three months ended March 31, 1998 included non-tax-deductible acquisition-related expenses totaling approximately $29 thousand incurred to date in connection with the previously announced merger agreement with Ambanc Holding Co., Inc. Management expects to incur additional acquisition-related expenses in future periods, which will increase non-interest expenses.

Other non-interest expenses decreased $58 thousand or 30.4% to $133 thousand for the quarter ended March 31, 1998 when compared to the same quarter of 1997. This decrease is primarily attributed to general expenses incurred during the quarter ended March 31, 1997, associated with being a newly-formed company.

Income Tax Expense. Income tax expense increased by $5 thousand or 3.2% to $163 thousand for the three months ended March 31, 1998 from $158 thousand for the three months ended March 31, 1997. However, the effective tax rate increased from 35.8% for the three months ended March 31, 1997 to 38.8% for the three months ended March 31, 1998. The increase in the effective tax rate was due primarily to the non-tax-deductible acquisition-related expenses mentioned above.

Comparison  of  Operating  Results  for the Six Months  Ended March 31, 1998 and
1997.

Net Income. Net income increased by $15 thousand or 2.6% for the six months ended March 31, 1998 to $567 thousand from $552 thousand for the six months ended March 31, 1997. Net income for the six months ended March 31, 1998 increased primarily as a result of an increase in net interest income and a decrease in the provision for loan lossess, offset in part by increases in non-interest expenses and income tax expense and a decrease in non-interest income. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income increased $41 thousand for the six months ended March 31, 1998 as compared to the same period in 1997. During the period, total average interest-earning assets increased $8.0 million or 5.6%, to $151.7 million. However, the increase in the average balance of total interest-bearing liabilities of $9.1 million or 7.5%, to $129.7 million, exceeded the increase in total average interest-earning assets. The increase in the excess of total interest-bearing liabilities over total interest-earning assets was due primarily to the Company's repurchase of 76 thousand shares of stock for a total cost of $1.4 million through March 31, 1998. The increase in the average balance of total interest-bearing liabilities was accompanied by a 8 basis point increase in the average rate paid on these funds.

Interest and Dividend Income. Interest and dividend income increased by $293 thousand or 5.6% to $5.5 million for the six months ended March 31, 1998 from $5.2 million for the six months ended March 31, 1997. The increase in interest and dividend income was largely the result of an increase of $8.0 million or 5.6% in the average balance of interest earning assets to $151.7 million for the six months ended March 31, 1998 as compared to $143.7 million for the six months ended March 31, 1997. The increase in the average balance of interest earning assets consisted primarily of an increase in the average balance of total securities (securities available for sale and investment securities held to maturity) of $7.7 million or 13.2%, and an increase in the average balance of net loans receivable of $3.9 million or 5.4%. These increases were partially offset by decreases in the average balance of federal funds sold of $800 thousand, or 10.5%, and term deposits with the FHLB of NY of $2.7 million, or 52.5%.

Interest income on securities available for sale increased $705 thousand or 140.0% to $1.2 million for the six months ended March 31, 1998 from $504 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $19.8 million combined with a 74 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity decreased $401 thousand or 29.9% to $939 thousand for the six months ended March 31, 1998 from $1.3 million for six months ended March 31, 1997. This decrease is primarily the result of a decrease in the average balance of investment securities held to maturity of $12.1 million combined with a 3 basis point decrease in the average yield on these securities.

Interest and fees on loans increased $76 thousand or 2.5% to $3.1 million for the six months ended March 31, 1998 from $3.0 million for the six months ended March 31, 1997. This increase was primarily the result of an increase in the average balance of net loans receivable of $3.9 million, offset by a 23 basis point decrease in the average yield on net loans receivable.

Interest Expense. Interest on deposits and escrow accounts increased by $252 thousand for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. This increase in interest on deposits and escrow accounts was primarily due to the increase in interest expense related to NOW, money market, and time deposit accounts. Interest expense on NOW accounts was $136 thousand for the six months ended March 31, 1998, compared to $124 thousand for the six months March 31, 1997. Likewise, interest expense on money market and time deposit accounts was $219 thousand and $2.0 million, respectively, for the six months ended March 31, 1998, compared to $168 thousand and $1.8 million, respectively, for the six months ended March 31, 1997. These increases were due primarily to increases in the average balances of the respective deposit types.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased approximately $1 thousand or 1.1% to $59 thousand for the six months ended March 31, 1998. This decrease was primarily due to a decrease of 19 basis points in the average cost of borrowings offset by a $20 thousand or 1.2% increase in the average amount of borrowings outstanding during the comparable periods.

Provision for Loan Losses. The provision for loan losses decreased $100 thousand to $50 thousand for the six months ended March 31, 1998 from $150 thousand for the six months ended March 31, 1997. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors.

Non-Interest Income. Non-interest income decreased during the six months ended March 31, 1998 to $193 thousand compared with $228 thousand for the six months ended March 31, 1997. Decreases in service charges on deposit accounts of $22 thousand and other non-interest income of $13 thousand comprised the decrease from the previous period.

Non-Interest Expenses. Non-interest expenses increased $66 thousand or 3.6% to $1.9 million for the six months ended March 31, 1998 from $1.8 million for the six months ended March 31, 1997.

Compensation and benefits expense increased by $208 thousand or 28.3% from the previous period due primarily to costs related to the Company's ESOP, the establishment of the Restricted Stock Plan in May 1997, the opening of a new branch in December 1997, as well as general cost of living and merit raises to employees. Management believes that compensation and benefits expenses will increase in future periods as a result of the costs related to the Company's ESOP as well as the Restricted Stock Plan.

FDIC deposit insurance premiums decreased by $33 thousand or 43.4% due primarily to reduced deposit insurance premium rates for the six months ended March 31, 1998, as compared to the same period in the previous year.

Professional service fees for the six months ended March 31, 1998, decreased by $67 thousand or 51.3% from $132 thousand for the six months ended March 31, 1997, primarily as a result of additional legal and accounting costs incurred during the six months ended March 31, 1997 associated with being a newly-formed company.

Non-interest expenses for the six months ended March 31, 1998 included non-tax-deductible acquisition-related expenses totaling approximately $29 thousand incurred to date in connection with the previously announced merger agreement with Ambanc Holding Co., Inc. Management expects to incur additional acquisition-related expenses in future periods, which will increase non-interest expenses.

Other non-interest expenses decreased $78 thousand or 21.2% to $292 thousand for the six months ended March 31, 1998 when compared to the same period in the previous year. The decrease is primarily attributed to general expenses associated with being a newly-formed company, in addition to the write off of certain items deemed uncollectible by management during the previous period.

Income Tax Expense. Income tax expense increased to $331 thousand for the six months ended March 31, 1998 from $305 thousand for the six months ended March 31, 1997. The increase was the result of an increase in income before income tax expense, as well as the impact of the non-tax-deductible acquisition-related expenses mentioned above.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 47.15% and 45.18% at March 31, 1998 and September 30, 1997, respectively.

The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the six months ended March 31, 1998 and 1997, the primary source of funds was cash flows from deposit growth.

While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

In addition to deposit growth, from time to time the Company borrows funds from the FHLB of New York to supplement its cash flows. At March 31, 1998 and September 30, 1997, the Company had outstanding borrowings from the FHLB of $1.7 million and $1.4 million, respectively.

As of March 31, 1998 and September 30, 1997, the Company had $41.1 million and $37.7 million of securities, respectively, classified as available for sale and $22.2 million and $35.3 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit flows.

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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At March 31, 1998, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at March 31, 1998 according to regulatory definition. At March 31, 1998, the Company's consolidated tangible and core capital levels were both $20.1 million (12.14% of total adjusted assets) and its total risk-based capital level was $20.7 million (30.66% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.

During fiscal 1997, the stockholders approved the Restricted Stock Plan, which allows for a stock repurchase of 4% of the Company's outstanding common stock. Under this plan, 58,190 shares were repurchased by the Company in open-market transactions at a total cost of $939 thousand or $16.14 per share. In addition, the Company as been approved by the OTS to repurchase up to 10% of its common stock to be used for general corporate purposes. As of March 31, 1998, 76,310 shares had been repurchased by the Company in open-market transactions at a total cost of $1.4 million or $18.08 per share.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Moreover, testing has begun with its outside data processing service bureau. Furthermore, the Company expects any corrective measures required to be prepared for the year 2000 to be implemented on a timely basis. The Company's Y2K Committee reports on a quarterly basis to the Board of Directors as to the Company's progress in resolving any year 2000 problems. Currently management does not expect a material impact on the Company's earnings as a result of the year 2000 problem.

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

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (unaudited)

           The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                                          At or for the six    At or for the
                                                             months ended       year ended
                                                            March 31,1998    September 30, 1997
Performance Ratios:

Earnings per share:
       Basic                                                $     0.46          $     0.89
       Diluted                                                    0.44                0.88
Return on average assets (annualized)                             0.71%               0.77%
Return on average stockholders' equity (annualized)               5.68%               5.65%
Interest rate spread                                              2.81%               2.89%
Net interest margin                                               3.47%               3.57%
Efficiency ratio (annualized) (1)                                64.99%              63.21%
Expense ratio (annualized) (2)                                    2.30%               2.32%

Asset Quality Ratios:

Non-performing loans to total loans                               0.73%               0.61%
Allowance for loan losses to non-performing loans               199.46%             236.09%
Allowance for loan losses to total loans receivable               1.47%               1.44%
Non-performing assets to total assets                             0.37%               0.31%

Capital Ratios (3):

Stockholders' equity to total assets at period end               12.13%              12.85%
Average stockholders' equity to average total assets             12.59%              13.68%
Tangible capital                                                 12.14%              13.00%
Core (Tier I) capital                                            12.14%              13.00%
Total risk-based capital                                         30.66%              30.90%
Book value per share (4)                                    $    16.45          $    16.19


(1) Total non-interest expenses, excluding other real estate owned expense and acquisition-related expenses, as a percentage of net interest income and total non-interest income.

(2) Total non-interest expenses, excluding other real estate owned expense and acquisition-related expenses, as a percentage of average total assets.

(3)  Capital ratios are presented for the consolidated Company.

(4)  Excludes unallocated ESOP shares and unvested Restricted Stock Plan shares.

                                OTHER INFORMATION

Item 1.       Legal Proceedings
              Not applicable

Item 2.       Changes in Securities and Use of Proceeds
              Not applicable

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



                                            AFSALA BANCORP, INC.
                                            --------------------


DATE:  May  7, 1998                 BY:  /s/ John M. Lisicki
                                         ---------------------------------------
                                         John M. Lisicki
                                         President (principal executive officer)




DATE:  May  7, 1998                 BY:  /s/ James J. Alescio
                                         ---------------------------------------
                                         James J. Alescio
                                         Treasurer (principal financial officer)