Form 10QSB
period 1998-06-30
AFSALA BANCORP INC
filed 1998-08-14
CIK 1016931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter ended June 30, 1998 Commission File No. 0-21113


                              AFSALA BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                     14-1793890
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                     161 CHURCH STREET, AMSTERDAM, NY 12010
                     --------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (518) 842-5700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----
Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Number of shares outstanding
    Class of Common Stock                  as of August  7, 1998
    ---------------------              ----------------------------

    Common Stock, Par $.10                      1,319,018


Transitional Small Business Disclosure Format (Check One):  Yes       No   X
                                                                -----    -----

                       AFSALA BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                  JUNE 30, 1998


INDEX

Part I    CONSOLIDATED FINANCIAL INFORMATION                               Page
------
Item 1.   Financial Statements...............................................1

          Consolidated Balance Sheets as of June 30, 1998
          (unaudited) and September 30, 1997             ....................1

          Consolidated Statements of Income for the three
          months ended June 30, 1998 and 1997 (Unaudited) ...................2

          Consolidated Statements of Income for the nine
          months ended June 30, 1998 and 1997 (Unaudited) ...................3

          Consolidated Statements of Cash Flows for the nine
          months ended June 30, 1998 and 1997 (Unaudited)....................4

          Notes to unaudited consolidated interim financial statements.......5

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................8



Part II   OTHER INFORMATION
-------
Item 1.   Legal
Proceedings.................................................................23

Item 2.   Changes in Securities and Use of
Proceeds....................................................................23

Item 3.   Defaults Upon Senior
Securities..................................................................23

Item 4.   Submission of Matters to a Vote of Security Holders...............23

Item 5.   Other
Information.................................................................23

Item 6.   Exhibits and Reports on Form 8-K.   ..............................23

Signatures..................................................................24

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                        June 30,      September 30,
                                                                                          1998             1997

                                                                                     -------------    -------------
     Assets
       Cash and due from banks                                                       $   5,309,168    $   5,127,320
       Federal funds sold                                                               12,500,000        2,675,000
       Term deposits with the Federal Home Loan Bank                                     3,000,000            --
                                                                                     -------------    -------------
                        Total cash and cash equivalents                                 20,809,168        7,802,320
                                                                                     -------------    -------------

       Securities available for sale, at fair value                                     45,901,769       37,705,373
       Investment securities held to maturity                                           16,619,065       35,263,826
       Federal Home Loan Bank of New York stock, at cost                                   565,300          565,300

       Loans receivable                                                                 81,118,419       76,927,350
       Less:  Allowance for loan losses                                                 (1,147,901)      (1,108,080)
                                                                                     -------------    -------------
            Net loans receivable                                                        79,970,518       75,819,270
                                                                                     -------------    -------------

       Accrued interest receivable                                                       1,388,204        1,405,687
       Premises and equipment, net                                                       1,747,141        1,659,444
       Other assets                                                                        300,226          186,066
                                                                                     -------------    -------------
                        Total assets                                                 $ 167,301,391    $ 160,407,286
                                                                                     =============    =============

       Liabilities and Stockholders' Equity
       Liabilities:
                Deposits                                                               144,546,188      135,316,322
                Federal Home Loan  Bank of New York long term
                   borrowings                                                            1,599,272        1,415,625
                Escrow accounts                                                            486,676          266,656
                Accrued expenses and other liabilities                                   1,594,583        2,789,562
                                                                                     -------------    -------------
                        Total liabilities                                              148,226,719      139,788,165
                                                                                     -------------    -------------

       Commitments and contingent liabilities

       Stockholders' Equity:
         Preferred stock, $0.10 par value;  authorized 500,000 shares; none issued
                                                                                             --               --
         Common stock, $0.10 par value; authorized 3,000,000 shares;
                     1,454,750 shares issued                                               145,475          145,475
         Additional paid-in capital                                                     13,556,761       13,465,092
         Retained earnings, substantially restricted                                     9,485,393        9,048,824
         Common stock acquired by ESOP                                                    (969,325)      (1,080,105)
         Unearned Restricted Stock Plan                                                   (615,359)        (733,194)
         Treasury stock, at cost                                                        (2,561,731)        (238,125)
         Net unrealized gain on securities available for sale, net of tax                   33,458           11,154
                                                                                     -------------    -------------

                        Total  stockholders' equity                                     19,074,672       20,619,121
                                                                                     -------------    -------------

                        Total liabilities and stockholders' equity                   $ 167,301,391    $ 160,407,286
                                                                                     =============    =============


 See accompanying notes to unaudited consolidated interim financial statements

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the three months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                   1998           1997
                                                                                ------------- ------------
            Interest and dividend income:
                  Interest and fees on loans                                      $1,605,241   $1,522,309
                  Interest on federal funds sold                                     124,078       80,516
                  Interest on FHLB term deposits                                     117,670         --
                  Interest on securities available for sale                          672,898      432,366
                  Interest on investment securities                                  310,537      674,214
                  Dividends on Federal Home Loan Bank of NY stock                     10,500        8,809
                                                                                  ----------   ----------
                         Total interest and dividend income                        2,840,924    2,718,214
                                                                                  ----------   ----------

            Interest expense:
                  Deposits and escrow accounts                                     1,502,532    1,372,241
                  Federal Home Loan Bank of New York long term
                     borrowings                                                       27,985       28,907
                                                                                  ----------   ----------
                         Total interest expense                                    1,530,517    1,401,148
                                                                                  ----------   ----------

                         Net interest income                                       1,310,407    1,317,066

            Provision for loan losses                                                  5,000       60,000
                                                                                  ----------   ----------
                         Net interest income after provision for losses            1,305,407    1,257,066
                                                                                  ----------   ----------

             Non-interest  income:
                  Service charges on deposit accounts                                 83,849       83,136
                  Other                                                                2,638        2,237
                                                                                  ----------   ----------
                         Total  non-interest income                                   86,487       85,373
                                                                                  ----------   ----------

            Non-interest expenses:
                  Compensation and benefits                                          516,637      402,668
                  Occupancy and equipment                                            144,166      134,255
                  FDIC deposit insurance premium                                      21,439       20,519
                  Data processing fees                                                76,280       63,889
                  Professional services fees                                          51,824       81,967
                  Advertising                                                         21,129       18,534
                  Supplies                                                            22,212       35,654
                  Acquisition-related expenses                                       126,522         --
                  Other                                                              140,757      115,032
                                                                                  ----------   ----------
                         Total  non-interest expenses                              1,120,966      872,518
                                                                                  ----------   ----------

                         Income before income tax expense                            270,928      469,921

            Income tax expense                                                       155,000      160,000
                                                                                  ----------   ----------

                         Net income                                               $  115,928   $  309,921
                                                                                  ==========   ==========

                         Earnings per share:
                               Basic                                              $     0.10   $     0.23
                                                                                  ==========   ==========
                               Diluted                                            $     0.09   $     0.23
                                                                                  ==========   ==========

  See accompanying notes to unaudited consolidated interim financial statements

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the nine months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                   1998             1997
                                                                                ------------    ------------
Interest and dividend income:
      Interest and fees on loans                                                  $4,718,477   $4,559,434
      Interest on federal funds sold                                                 306,007      278,163
      Interest on FHLB term deposits                                                 185,558      142,037
      Interest on securities available for sale                                    1,882,266      936,270
      Interest on investment securities                                            1,249,721    2,014,125
      Dividends on Federal Home Loan Bank of NY stock                                 30,860       27,053
                                                                                  ----------   ----------
             Total interest and dividend income                                    8,372,889    7,957,082
                                                                                  ----------   ----------

Interest expense:
      Deposits and escrow accounts                                                 4,351,568    3,968,968
      Federal Home Loan Bank of New York long term
         borrowings                                                                   86,886       88,482
                                                                                  ----------   ----------
             Total interest expense                                                4,438,454    4,057,450
                                                                                  ----------   ----------

             Net interest income                                                   3,934,435    3,899,632

Provision for loan losses                                                             55,000      210,000
                                                                                  ----------   ----------
      Net interest income after provision for loan losses                          3,879,435    3,689,632
                                                                                  ----------   ----------

Non-interest income:
      Service charges on deposit accounts                                            260,582      282,172
      Other                                                                           19,241       31,657
                                                                                  ----------   ----------
             Total  non-interest income                                              279,823      313,829
                                                                                  ----------   ----------

Non-interest expenses:
      Compensation and benefits                                                    1,462,034    1,139,741
      Occupancy and equipment                                                        407,536      407,048
      FDIC deposit insurance premium                                                  64,455       96,532
      Data processing fees                                                           222,026      205,963
      Professional service fees                                                      115,975      213,591
      Advertising                                                                     48,264       43,024
      Supplies                                                                        81,792       85,295
      Acquisition-related expenses                                                   155,943         --
      Other                                                                          432,419      485,163
                                                                                  ----------   ----------
             Total non-interest expenses                                           2,990,444    2,676,357
                                                                                  ----------   ----------

             Income before income tax expense                                      1,168,814    1,327,104

Income tax expense                                                                   485,825      464,731
                                                                                  ----------   ----------

             Net income                                                           $  682,989   $  862,373
                                                                                  ==========   ==========

             Earnings per share:
                   Basic                                                          $     0.56   $     0.64
                                                                                  ==========   ==========
                   Diluted                                                        $     0.54   $     0.64
                                                                                  ==========   ==========

 See accompanying notes to unaudited consolidated interim financial statements
                                      - 3 -

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash
                    Flows For the nine months ended June 30,
                                  1998 and 1997
                                   (Unaudited)

                                                                                    1998               1997
                                                                                    ----               ----
Increase  (decrease) in cash and cash  equivalents:
Cash flows from operating activities:
         Net income                                                              $    682,989    $    862,373
         Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
              Depreciation                                                            119,556         129,857
              Provision for loan losses                                                55,000         210,000
              Allocation of ESOP stock                                                170,951          32,406
              RSP compensation expense                                                117,835          13,093
              Decrease (increase) in accrued interest receivable                       17,483        (218,082)
              (Increase) decrease in other assets                                    (114,160)        232,048
              Increase (decrease) in accrued expenses and other liabilities           471,425      (3,758,615)
                                                                                 ------------    ------------
                    Total adjustments                                                 838,090      (3,359,293)
                                                                                 ------------    ------------
                    Net cash provided by (used in) operating activities             1,521,079      (2,496,920)
                                                                                 ------------    ------------

Cash flows from investing activities:
          Proceeds from the maturity and call of securities
                 available for sale                                                19,687,398       8,132,062
          Purchases of securities available for sale                              (29,350,000)    (18,000,000)
          Proceeds from the maturity and call of investment securities             19,184,102       6,088,234
          Purchases of investment securities                                         (539,340)    (11,485,060)
          Net loans made to customers                                              (4,206,248)     (3,422,015)
          Capital expenditures                                                       (207,254)       (113,957)
                                                                                 ------------    ------------
                   Net cash provided by ( used in) investing activities             4,568,658     (18,800,736)
                                                                                 ------------    ------------

Cash flows from financing activities:
          Net increase in deposits                                                  9,229,866       8,787,040
          Borrowing from the Federal Home Loan Bank                                   500,000            --
          Repayments on long term borrowings from the
                 Federal  Home Loan Bank                                             (316,353)       (303,125)
          Net increase (decrease) in escrow accounts                                  220,020         (73,937)
          Purchase of treasury stock                                               (2,470,002)           --
          Cash dividends paid on common stock                                        (246,420)        (53,870)
                                                                                 ------------    ------------
                   Net cash provided by financing activities                        6,917,111       8,356,108
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                               13,006,848     (12,941,548)
Cash and cash equivalents at beginning of period                                    7,802,320      27,016,392
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $ 20,809,168    $ 14,074,844
                                                                                 ============    ============

Additional  Disclosures Relative to Cash Flows:
                  Interest paid                                                  $  4,437,120    $  4,066,692
                                                                                 ============    ============

                 Taxes paid                                                      $    882,268    $    307,738
                                                                                 ============    ============
Supplemental schedule of non-cash investing and financing activities:
  Change in net unrealized gain on securities available for sale, net of tax     $     22,304    $       (829)
                                                                                 ============    ============
  Decrease in amounts due to broker from purchases of
         securities available for sale                                           $ (1,500,000)   $       --
                                                                                 ============    ============
  Tax benefit associated with the vesting of Restricted Stock Plan shares        $     31,498    $       --
                                                                                 ============    ============
  Decrease in amounts due to broker from purchases of treasury stock             $   (146,396)   $       --
                                                                                 ============    ============

 See accompanying notes to unaudited consolidated interim financial statements
                                      -4 -

                       AFSALA BANCORP, INC. AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements include the accounts of AFSALA Bancorp, Inc. and its subsidiary (the Company) Amsterdam Federal Bank. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. It is the opinion of management that the accompanying unaudited consolidated interim financial statements reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1998, the Consolidated Statements of Income for the three months and nine months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997. The results of operations for the nine months ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending September 30, 1998. The accompanying unaudited consolidated interim financial statements should be read in conjunction with AFSALA Bancorp, Inc.'s September 30, 1997 consolidated financial statements, including the notes thereto, which are included in AFSALA Bancorp, Inc's 1997 Annual Report on Form 10-KSB.


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

All prior period EPS data has been restated to conform to the provisions of this Statement.

The following tables provide the calculation of basic and diluted EPS:

                                                                  For the Three Months Ended June  30,
                                      ---------------------------------------------------------------------------------------
                                                        1998                                           1997
                                      ------------------------------------------      ---------------------------------------
                                                      Weighted      Per- Share                       Weighted      Per- Share
                                           Income    Avg. Shares      Amount              Income    Avg. Shares      Amount
                                           ------    -----------      ------              ------    -----------      ------
Basic EPS:
   Net income available to
       common stockholders              $  115,928    1,201,259     $     0.10         $ 309,921      1,346,740    $     0.23
                                                                     =========                                      =========

 Effect of  Dilutive Securities:
  Stock options                                          37,813                                           2,699
  Unvested restricted stock awards                       15,596                                             945
                                                        -------                                       ---------

Diluted EPS                             $  115,928    1,254,668     $     0.09         $ 309,921      1,350,384    $     0.23
                                         =========    =========      =========          ========      =========     =========


                                                                        For the Nine Months Ended June  30,
                                      ----------------------------------------------------------------------------------------
                                                        1998                                           1997
                                      ------------------------------------------        --------------------------------------
                                                      Weighted      Per- Share                        Weighted      Per- Share
                                           Income    Avg. Shares      Amount               Income    Avg. Shares      Amount
                                           ------    -----------      ------               ------    -----------      ------
Basic EPS:
   Net income available to
       common stockholders              $ 682,989     1,219,410     $     0.56          $ 862,373      1,345,817    $     0.64
                                                                    ==========                                      ==========

 Effect of  Dilutive Securities:
  Stock options                                          35,130
                                                                                                             900
  Unvested restricted stock awards                       15,379                                              315
                                                      ---------                                        ---------

Diluted EPS                            $  682,989     1,269,919     $     0.54          $ 862,373      1,347,031    $     0.64
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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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

 The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loans to assets ratio and a high proportion of lower-costing, non-time deposit accounts in the deposit portfolio. At June 30, 1998, the Bank's loans receivable, net, to assets ratio was 47.8%, up from 47.3% at September 30, 1997. At June 30, 1998 and September 30, 1997, $70.7 million or 48.9% and $65.6 million or 48.5%, respectively of total deposits were in non-time deposits accounts.

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

Consolidated Financial Condition

Total assets increased by $6.9 million or 4.3% to $167.3 million at June 30, 1998 from $160.4 million at September 30, 1997. This increase was primarily attributable to an increase in federal funds sold of $9.8 million or 367.3%, an increase in term deposits with the Federal Home Loan Bank from $0 to $3.0 million, and an increase in net loans receivable of $4.2 million or 5.5% to $80.0 million. The increase in net loans receivable was due to increased loan activity primarily in residential mortgage and home equity loans. These increases where offset by a decrease in total securities (securities available for sale and investment securities held to maturity) of $10.4 million or 14.3%. These shifts were primarily the result of the investment of funds from maturities and calls of securities, in addition to the proceeds from growth in deposits, into federal fund sold and term deposits with the Federal Home Loan Bank.

The Company's deposits increased by $9.2 million or 6.8% to $144.5 million at June 30, 1998 from $135.3 million at September 30, 1997 due in part to the opening of a new supermarket branch in December 1997. In addition, Federal Home Loan Bank of New York long term borrowings increased $184 thousand or 13.0% to $1.6 million at June 30, 1998 from $1.4 million at September 30, 1997, due to an additional borrowing of $500 thousand, offset by repayments of $316 thousand. Accrued expenses and other liabilities decreased $1.2 million or 42.8% to $1.6 million at June 30, 1998 from $2.8 million at September 30, 1997, resulting primarily from the payment of amounts due to brokers from purchases of securities outstanding on September 30, 1997.

Stockholders' equity decreased by $1.5 million or 7.5% to $19.1 million at June 30, 1998 from $20.6 million at September 30, 1997. The decrease was primarily the result of purchases of treasury stock and cash dividends paid, offset by net income for the nine months ended June 30, 1998. In addition, 11,078 shares of common stock were committed to be released by the Company's ESOP as of December 31, 1997, which increased equity by $171 thousand.
                                      - 9 -

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

The experience of the Bank has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. The Bank's interest rate spread decreased to 2.76% for the three months ended June 30,1998 from 2.89% for the three months ended June 30, 1997. The interest rate spread for the nine months ended June 30, 1998 was 2.80%, as compared to 2.90% for the nine months ended June 30, 1997.

In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)

                                                                        For the Three Months Ended June  30,
                                         --------------------------------------------------------------------------------
                                                         1998                                       1997
                                         ---------------------------------------     ------------------------------------
                                                       Interest       Average                     Interest        Average
                                          Average       Earned/        Yield/        Average       Earned/         Yield/
                                          Balance        Paid         Cost(1)        Balance        Paid          Cost(1)
                                          -------        ----         -------        -------        ----          -------
                                                                     (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                    $  9,322           124          5.34%      $  6,105            81          5.32%
   Term deposits with the FHLB              8,553           118          5.53           --            --
   Securities available for sale (2)       41,741           673          6.47         27,465           432          6.31
   Investment securities held to
     maturity                              19,436           311          6.42         41,673           674          6.49
   FHLB of NY stock                           565            10          7.10            565             9          6.39
   Net loans receivable (3)                76,895         1,605          8.37         72,462         1,522          8.42
                                        ---------      --------         -----      ---------      --------         -----
       Total interest-earning assets      156,512         2,841          7.28        148,270         2,718          7.35
                                                       --------         -----                     --------         -----
Non-interest earning assets                 8,337                                      7,739
                                        ---------                                  ---------
       Total assets                    $  164,849                                 $  156,009
                                        =========                                  =========


Interest-bearing liabilities:
   Savings accounts                    $   37,649           283          3.00     $   36,364           272          3.00
   NOW  accounts                           12,238            70          2.29         11,227            65          2.32
   Money market accounts                   10,786           117          4.35          9,266            95          4.11
   Time deposit accounts                   73,129         1,031          5.65         67,277           939          5.60
   Escrow accounts                            376             2          2.13            204             1          1.97
   FHLB of NY
       long term borrowings                 1,639            28          6.85          1,631            29          7.13
                                       ----------    ----------        ------    -----------    ----------        ------
Total interest-bearing liabilities        135,817         1,531          4.52        125,969         1,401          4.46
                                                     ----------        ------                   ----------        ------

Non-interest bearing deposits               8,419                                      7,970
Other non-interest bearing liabilities      1,087                                        816
Equity                                     19 526                                     21,254
                                       ----------                                -----------
       Total liabilities and equity   $   164,849                                 $  156,009
                                       ==========                                ===========

Net interest income                                 $    1,310                                   $   1,317
                                                     =========                                    ========

Interest rate spread                                                     2.76%                                      2.89%
                                                                       ======                                     ======


Net interest margin                                                      3.36%                                      3.56%
                                                                       ======                                     ======

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities       115.24%                                    117.70%
                                       ==========                                 ==========

(1)  Annualized
(2) Average securities available for sale are included at approximate fair value. The adjustment to approximate fair value is not considered material.
(3)  Calculated net of allowance for loan losses. Includes non-accrual loans.

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                Average Balance Sheet, Interest Rates and Yields
                                   (Unaudited)

                                                                        For the Nine Months Ended June  30,
                                         --------------------------------------------------------------------------------
                                                         1998                                       1997
                                         ---------------------------------------     ------------------------------------
                                                       Interest       Average                     Interest        Average
                                          Average       Earned/        Yield/        Average       Earned/         Yield/
                                          Balance        Paid         Rate(1)        Balance        Paid          Rate(1)
                                          -------        ----         -------        -------        ----          -------
                                                                     (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold                   $  7,660           306         5.34%        $   7,121         278           5.22%
   Term deposits with the FHLB             4,504           186         5.52             3,480         142           5.46
   Securities available for sale (2)      38,793         1,882         6.49            20,846         936           6.00
   Investment securities held to
     maturity                             25,654         1,250         6.51            41,129       2,014           6.55
   FHLB of NY stock                          565            31         7.34               565          27           6.39
   Net loans receivable (3)               76,118         4,718         8.29            72,068       4,560           8.46
                                        --------        ------      -------          --------      ------          -----
       Total interest-earning assets     153,294         8,373         7.30           145,209       7,957           7.33
                                                         -----      -------                        ------          -----
Non-interest earning assets                7,729                                        7,000
                                        --------                                     --------
       Total assets                    $ 161,023                                    $ 152,209
                                        ========                                     ========


Interest-bearing liabilities:
   Savings accounts                    $  36,448          819          3.00         $  35,911         805           3.00
   NOW  accounts                          12,081          206          2.28            10,957         189           2.31
   Money market accounts                  10,524          336          4.27             8,745         263           4.02
   Time deposit accounts                  70,651        2,984          5.65            64,853       2,706           5.58
   Escrow accounts                           343            6          2.34               267           6           3.00
   FHLB of NY
       long term borrowings                1,694           87          6.87             1,677          88           7.02
                                        --------        -----       -------          --------     -------          -----
Total interest-bearing liabilities       131,741        4,438          4.50           122,410       4,057           4.43
                                                        -----       -------                       -------          -----

Non-interest bearing deposits              8,196                                        7,703
Other non-interest bearing liabilities     1,220                                        1,099
Equity                                    19,866                                       20,997
                                        --------                                    ---------
       Total liabilities and equity    $ 161,023                                   $  152,209
                                        ========                                    =========

Net interest income                                  $  3,935                                    $  3,900
                                                      =======                                     =======

Interest rate spread                                                   2.80%                                        2.90%
                                                                    =======                                        =====


Net interest margin                                                    3.43%                                        3.59%
                                                                    =======                                        =====

Ratio of average interest-earning
        assets to average
        interest-bearing liabilities     116.36%                                      118.63%
                                        =======                                     ========

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

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              RATE/ VOLUME ANALYSIS
                                   (Unaudited)

                         THREE MONTHS ENDED JUNE 30,1998
                                  COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1997
                        --------------------------------

                                                       INCREASE   (DECREASE)
                                         ------------------------------------------------
                                                         DUE TO
                                         ------------------------------------------------
                                              VOLUME              RATE             NET
Interest and dividend  income:
   Federal funds sold                     $    43,253               309           43,562
   Term deposits with the FHLB                117,670                 -          117,670
   Securities available for sale              229,345            11,188          240,533
   Investment securities held to
     maturity                                (356,473)           (7,205)        (363,678)
   FHLB of NY stock                                 -             1,691            1,691
   Net loans receivable                        92,062            (9,130)          82,932
                                           ----------         ---------         --------
Total interest and dividend income            125,857            (3,147)         122,710
                                           ----------         ---------         --------

Interest expense:
   Savings accounts                            10,528                 -           10,528
   NOW  accounts                                5,889              (834)           5,055
   Money market accounts                       16,593             5,909           22,502
   Time deposit accounts                       83,441             8,564           92,005
   Escrow  accounts                               183                18              201
   FHLB of NY long term borrowings                146            (1,068)            (922)
                                           ----------          --------         --------
Total interest expense                        116,780            12,589          129,369
                                           ----------          --------         --------

Net change in net interest income          $    9,077         $ (15,736)       $  (6,659)
                                            =========          ========         ========

                         NINE MONTHS ENDED JUNE 30,1998
                                  COMPARED WITH
                         NINE MONTHS ENDED JUNE 30, 1997

                                                       INCREASE   (DECREASE)
                                         ------------------------------------------------
                                                         DUE TO
                                         ------------------------------------------------
                                              VOLUME              RATE             NET

Interest and dividend  income:
   Federal funds sold                    $    21,356              6,488             27,844
   Term deposits with the FHLB                41,954              1,567             43,521
   Securities available for sale             864,038             81,958             945,997
   Investment securities held to
     maturity                               (752,195)           (12,210)           (764,405)
   FHLB of NY stock                                -              3,807             3,807
   Net loans receivable                      252,150            (93,106)            159,044
                                        ------------         -----------        -----------
Total interest and dividend income           427,303            (11,496)            415,807
                                        ------------         -----------        -----------

Interest expense:
   Savings accounts                           13,521                  -              13,521
   NOW  accounts                              19,868             (2,401)             17,467
   Money market accounts                      55,902             17,091              72,993
   Time deposit accounts                     244,071             34,243             278,314
   Escrow  accounts                            1,658             (1,354)                304
   FHLB of NY long term borrowings               673             (2,268)             (1,595)
                                         -----------         -----------        -----------
Total interest expense                       335,693             45,311             381,004
                                         -----------         -----------        -----------

Net change in net interest income         $   91,610         $  (56,807)        $    34,803
                                         ===========         ===========        ===========

      Comparison of Operating Results for the Three Months Ended June 30,
                                 1998 and 1997.

Net Income. Net income decreased by $194 thousand or 62.6% for the three months ended June 30, 1998 to $116 thousand from $310 thousand for the three months ended June 30, 1997. Net income for the three months ended June 30, 1998 was reduced primarily as a result of increased non-interest expenses, offset in part by a decrease in the provision for loan losses. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income remained constant at $1.3 million for the three months ended June 30, 1998 and 1997. During the period, total average interest-earning assets increased $8.2 million or 5.6%, to $156.5 million. However, the increase in the average balance of total interest-bearing liabilities of $9.8 million or 7.8%, to $135.8 million, exceeded the increase in total average interest-earning assets. Total average interest-bearing liabilities increased $1.6 million more than total average interest-earning assets due primarily to the Company's repurchase of 136 thousand shares of stock for a total cost of $2.6 million through June 30, 1998. The increase in the average balance of total interest-bearing liabilities was accompanied by a 6 basis point increase in the average rate paid on these funds, while the increase in the average balance of interest earning assets was offset by a decline of 7 basis points in the average yield on interest-earning assets during the period.

Interest-earning assets primarily consist of loans receivable, federal funds sold, securities (securities available for sale combined with investment securities held to maturity), and interest bearing deposits with the FHLB of New York. Interest-bearing liabilities primarily consist of interest-bearing deposits and long term borrowings from the FHLB of New York.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the percentage cost of average interest-bearing liabilities, decreased to 2.76% for the three months ended June 30, 1998 from 2.89% for the three months ended June 30, 1997. The decrease in the interest rate spread is primarily the result of a decrease in the average yield of interest-earning assets coupled with an increase in the average cost of interest-bearing liabilities during this period.

Interest and Dividend Income. Interest and dividend income increased by approximately $123 thousand or 4.5% to $2.8 million for the three months ended June 30, 1998 from $2.7 million for the three months ended June 30, 1997. The increase was largely the result of an increase of $8.2 million or 5.6% in the average balance of interest earning assets to $156.5 million for the three months ended June 30, 1998 as compared to $148.3 million for the three months ended June 30, 1997. The increase in the average balance of interest earning assets consisted primarily of increases in the average balance of federal funds sold of $3.2 million or 52.7%, term deposits with the FHLB of NY from $0 to $8.6 million, and an increase in the average balance of net loans receivable of $4.4 million or 6.1%. These increases were offset by a decrease in the average balance of total securities (securities available for sale and investment securities held to maturity) of $8.0 million or 11.5%. Also, offsetting the effects of the increase in the average balance of interest-earning assets was a 7 basis point decrease in the average yield on total interest earning assets.

The yield on the average balance of interest earning assets was 7.28% and 7.35% for the three months ended June 30, 1998 and 1997, respectively.

Interest income on securities available for sale increased $241 thousand or 55.6% to $673 thousand for the three months ended June 30, 1998 from $432 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $14.3 million combined with a 16 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity decreased $364 thousand or 53.9% to $311 thousand for the three months ended June 30, 1998 from $674 thousand for three months ended June 30, 1997. This decrease is primarily the result of a decrease in the average balance of investment securities held to maturity of $22.2 million offset in part by a 7 basis point increase in the average yield on these securities.


Interest and fees on loans increased $83 thousand or 5.4% to $1.6 million for the three months ended June 30, 1998. This increase was primarily the result of an increase in the average balance of net loans receivable of $4.4 million offset by a 5 basis point decrease in the average yield on net loans receivable.




Interest Expense. Interest on deposits and escrow accounts increased by $130 thousand for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This increase in interest on deposits and escrow accounts was substantially due to the increase in interest expense related to money market and time deposit accounts. Interest expense on money market and time deposit accounts was $117 thousand and $1.0 million, respectively, for the three months ended June 30, 1998, compared to $95 thousand and $939 thousand, respectively, for the three months June 30, 1997. These increases were due primarily to increases in the average balances of the respective deposit types.



Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased approximately $1 thousand or 3.2% to $28 thousand for the three months ended June 30, 1998. This decrease was primarily due to a decrease of 28 basis points in the average cost of borrowings offset by a $8 thousand increase in the average amount of borrowings outstanding during the comparable periods. The Company uses FHLB advances as a funding source and generally uses long term borrowings to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. The Company's management monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The Bank has historically experienced a limited amount of loan charge-offs. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The provision for loan losses for the three months ended June 30, 1998 decreased $55 thousand from $60 thousand for the three months ended June 30, 1997.


Non-Interest Income. Non-interest income and its components remained fairly constant for the three months ended June 30, 1998 and 1997.


Non-Interest Expenses. Non-interest expenses increased $248 thousand or 28.5% to $1.1 million for the three months ended June 30, 1998 from $873 thousand for the three months ended June 30, 1997.


Compensation and benefits expense increased by $114 thousand or 28.3% due primarily to increased costs related to the Company's ESOP, the establishment of the Restricted Stock Plan in May 1997, the opening of a new branch in December 1997, as well as general cost of living and merit raises to employees. Management believes that compensation and benefits expenses may increase in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price.

Professional service fees for the three months ended June 30, 1998 were down $30 thousand or 36.8% from $82 thousand for the same period in the previous year. This decrease was due primarily to additional legal and accounting costs incurred during the three months ended June 30, 1997 associated with being a newly-formed public company.

Non-interest expenses for the three months ended June 30, 1998 included non-tax-deductible acquisition-related expenses totaling approximately $127 thousand incurred in connection with the previously announced merger agreement with Ambanc Holding Co., Inc. Management expects to incur additional acquisition-related expenses in future periods, which will increase non-interest expenses.


Income Tax Expense. Income tax expense decreased by $5 thousand or 3.1% to $155 thousand for the three months ended June 30, 1998 from $160 thousand for the three months ended June 30, 1997. However, the effective tax rate increased from 34.1% for the three months ended June 30, 1997 to 57.2% for the three months ended June 30, 1998. The increase in the effective tax rate was due primarily to the non-tax-deductible acquisition-related expenses mentioned above.

       Comparison of Operating Results for the Nine Months Ended June 30,
                                 1998 and 1997.

Net Income. Net income decreased by $179 thousand or 20.8% for the nine months ended June 30, 1998 to $683 thousand from $862 thousand for the nine months ended June 30, 1997. Net income for the nine months ended June 30, 1998 was reduced primarily as a result of increased non-interest expenses offset in part by a decrease in the provision for loan losses. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income increased $35 thousand for the nine months ended June 30, 1998 as compared to the same period in 1997. During the period, total average interest-earning assets increased $8.1 million or 5.6%, to $153.3 million. However, the increase in the average balance of total interest-bearing liabilities of $9.3 million or 7.6%, to $131.7 million, exceeded the increase in total average interest-earning assets. This was due primarily to the Company's repurchase of 136 thousand shares of stock for a total cost of $2.6 million through June 30, 1998. The increase in the average balance of total interest-bearing liabilities was accompanied by a 7 basis point increase in the average rate paid on these funds, while the increase in the average balance of interest earning assets was offset by a decline of 3 basis points in the average yield on interest-eaning assets during the period.


Interest and Dividend Income. Interest and dividend income increased by $416 thousand or 5.2% to $8.4 million for the nine months ended June 30, 1998 from $8.0 million for the nine months ended June 30, 1997. The increase in interest and dividend income was largely the result of an increase of $8.1 million or 5.6% in the average balance of interest earning assets to $153.3 million for the nine months ended June 30, 1998 as compared to $145.2 million for the nine months ended June 30, 1997. The increase in the average balance of interest earning assets consisted primarily of increases in the average balance of net loans receivable of $4.1 million or 5.6%, total securities (securities available for sale and investment securities held to maturity) of $2.5 million or 4.0%, and an increase in the average balance of term deposits with the FHLB of NY of $1.0 million or 29.4%.


Interest income on securities available for sale increased $946 thousand or 101.0% to $1.9 million for the nine months ended June 30, 1998 from $936 thousand for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $17.9 million combined with a 49 basis point increase in the average yield on these securities. Interest income on investment securities held to maturity decreased $764 thousand or 38.0% to $1.2 million for the nine months ended June 30, 1998 from $2.0 million for nine months ended June 30, 1997. This decrease is primarily the result of a decrease in the average balance of investment securities held to maturity of $15.5 million combined with a 4 basis point decrease in the average yield on these securities.


Interest and fees on loans increased $159 thousand or 3.5% to $4.7 million for the nine months ended June 30, 1998 from $4.6 million for the nine months ended June 30, 1997. This increase was primarily the result of an increase in the average balance of net loans receivable of $4.1 million, offset by a 17 basis point decrease in the average yield on net loans receivable.

Interest Expense. Interest on deposits and escrow accounts increased by $383 thousand for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. This increase in interest on deposits and escrow accounts was primarily due to the increase in interest expense related to money market and time deposit accounts. Interest expense on money market and time deposit accounts was $336 thousand and $3.0 million, respectively, for the nine months ended June 30, 1998, compared to $263 thousand and $2.7 million, respectively, for the nine months ended June 30, 1997. These increases were due primarily to increases in the average balances of the respective deposit types combined with slight increases in the average rate paid on these deposits.

Interest on FHLB of NY long term borrowings, which is a less significant portion of interest expense, decreased approximately $2 thousand or 1.8% to $87 thousand for the nine months ended June 30, 1998. This decrease was primarily due to a decrease of 15 basis points in the average cost of borrowings offset by a $17 thousand or 1.0% increase in the average amount of borrowings outstanding during the comparable periods.


Provision for Loan Losses. The provision for loan losses decreased $155 thousand to $55 thousand for the nine months ended June 30, 1998 from $210 thousand for the nine months ended June 30, 1997. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors.

Non-Interest Income. Non-interest income decreased during the nine months ended June 30, 1998 to $280 thousand compared with $314 thousand for the nine months ended June 30, 1997. Decreases in service charges on deposit accounts of $22 thousand and other non-interest income of $12 thousand comprised the decrease from the previous period.

Non-Interest Expenses. Non-interest expenses increased $314 thousand or 11.7% to $3.0 million for the nine months ended June 30, 1998 from $2.7 million for the nine months ended June 30, 1997.


Compensation and benefits expense increased by $322 thousand or 28.3% from the previous period due primarily to increased costs related to the Company's ESOP, the establishment of the Restricted Stock Plan in May 1997, the opening of a new branch in December 1997, as well as general cost of living and merit raises to employees. Management believes that compensation and benefits expenses may increase in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price.


FDIC deposit insurance premiums decreased by $32 thousand or 33.2% due primarily to reduced deposit insurance premium rates for the nine months ended June 30, 1998, as compared to the same period in the previous year.

Professional service fees for the nine months ended June 30, 1998, decreased by $98 thousand or 45.7% from $214 thousand for the nine months ended June 30, 1997, primarily as a result of additional legal and accounting costs incurred during the nine months ended June 30, 1997 associated with being a newly-formed public company.

Non-interest expenses for the nine months ended June 30, 1998 included non-tax-deductible acquisition-related expenses totaling approximately $156 thousand incurred to date in connection with the previously announced merger agreement with Ambanc Holding Co., Inc. Management expects to incur additional acquisition-related expenses in future periods, which will increase non-interest expenses.

Other non-interest expenses decreased $53 thousand or 10.9% to $432 thousand for the nine months ended June 30, 1998 when compared to the same period in the previous year. The decrease is primarily attributed to general expenses associated with being a newly-formed public company, in addition to the write off of certain items deemed uncollectible by management during the previous period.


Income Tax Expense. Income tax expense increased to $486 thousand for the nine months ended June 30, 1998 from $465 thousand for the nine months ended June 30, 1997. The increase to income tax expense was due primarily to the effects of the non-tax-deductible acquisition-related expenses mentioned above offset in part by the decrease in income before income tax expense.


Liquidity and Capital Resources


The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 46.67% and 45.18% at June 30, 1998 and September 30, 1997, respectively.

The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, maturities of securities, deposit inflows, and borrowings from the FHLB of New York. During the nine months ended June 30, 1998 and 1997, the primary source of funds was cash flows from deposit growth.

While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

In addition to deposit growth, from time to time the Company borrows funds from the FHLB of New York to supplement its cash flows. At June 30, 1998 and September 30, 1997, the Company had outstanding borrowings from the FHLB of $1.6 million and $1.4 million, respectively.

As of June 30, 1998 and September 30, 1997, the Company had $45.9 million and $37.7 million of securities, respectively, classified as available for sale and $16.6 million and $35.3 million of investment securities, respectively, classified as held to maturity. The liquidity of the securities available for sale portfolio provides the Bank with additional potential cash flows to meet loan growth and deposit flows.

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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 1998, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at June 30, 1998 according to regulatory definition. At June 30, 1998, the Company's consolidated tangible and core capital levels were both $19.0 million (11.38% of total adjusted assets) and its total risk-based capital level was $19.1 million (25.73% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.

During fiscal 1997, the stockholders approved the Restricted Stock Plan, which allows for a stock repurchase of 4% of the Company's outstanding common stock. Under this plan, 58,190 shares were repurchased by the Company in open-market transactions at a total cost of $939 thousand or $16.14 per share. In addition, the Company as been approved by the OTS to repurchase up to 10% of its common stock to be used for general corporate purposes. As of June 30, 1998, 135,732 shares (which represents the maximum number of shares approved by the OTS) had been repurchased by the Company in open-market transactions at a total cost of $2.6 million or $18.87 per share.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Moreover, testing has begun with its outside data processing service bureau. Furthermore, the Company expects any corrective measures required to be prepared for the year 2000 to be implemented on a timely basis. The Company's Y2K Committee reports on a quarterly basis to the Board of Directors as to the Company's progress in resolving any year 2000 problems. Expected costs related to the Year 2000 problem are estimated between $35 and $50 thousand. Subsequent to June 30, 1998 and through August 7, 1998, the Company has incurred approximately $10 thousand in expense.

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

                       AFSALA BANCORP, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (unaudited)

The table below sets forth certain performance and financial ratios of the Company for the periods indicated:

                                                            At or for the nine      At or for the
                                                               months ended          year ended
                                                               June 30,1998         September 30, 1997
Performance Ratios:

Earnings per share:
       Basic                                                  $        0.56      $        0.89
       Diluted                                                         0.54               0.88
Return on average assets (annualized)                                  0.57%              0.77%
Return on average stockholders' equity (annualized)                    4.60%              5.65%
Interest rate spread                                                   2.80%              2.89%
Net interest margin                                                    3.43%              3.57%
Efficiency ratio (1)                                                  66.81%             63.21%
Expense ratio (annualized) (2)                                         2.34%              2.32%

Asset Quality Ratios:

Non-performing loans to total loans                                    0.63%              0.61%
Allowance for loan losses to non-performing loans                    223.02%            236.09%
Allowance for loan losses to total loans receivable                    1.42%              1.44%
Non-performing assets to total assets                                  0.33%              0.31%

Capital Ratios (3):

Stockholders' equity to total assets at period end                    11.40%             12.85%
Average stockholders' equity to average total assets                  12.34%             13.68%
Tangible capital                                                      11.38%             13.00%
Core (Tier I) capital                                                 11.38%             13.00%
Total risk-based capital                                              25.73%             30.90%
Book value per share (4)                                      $       16.23      $       16.19


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

Item 1.       Legal Proceedings
              Not applicable

Item 2.       Changes in Securities and Use of Proceeds
              Not applicable

Item 3.       Defaults upon Senior Securities
              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              Not applicable

Item 5.       Other Information
              Registrant filed proxy material concerning its proposed merger with Ambanc Holding Co., Inc. (By means of Form S-4 filed by Ambanc Holding Co., Inc.)

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  None

              (b) Reports on Form 8-K

                  A Form 8-K (item 5 & 7) dated April 23, 1998 was filed during the quarter.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AFSALA BANCORP, INC.
                                            --------------------


DATE:  August  7, 1998              BY:  /s/ John M. Lisicki
                                         -------------------
                                         John M. Lisicki
                                         President (principal executive officer)




DATE:  August  7, 1998              BY:  /s/ James J. Alescio
                                         --------------------
                                         James J. Alescio
                                         Treasurer (principal financial officer)